Form 10QSB
period 2007-03-31
GREEN ENERGY HOLDING CORP
filed 2007-05-15
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

Commission File No. 0-52631

GREEN ENERGY HOLDING CORP.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

(Address of principal executive offices) (zip code)

(303) 790-8503
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X ] No []

As of May 1, 2007, registrant had outstanding 5,641,041 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 14, 2007) was approximately $1,570,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
GREEN ENERGY HOLDING CORP.

Green Energy Holding Corp.
Financial Statements
(Unaudited)

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREEN ENERGY HOLDING CORP. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

Mar. 31, 2007
ASSETS

Current assets
Cash	$238
Total current assets	238

Fixed assets	1,120
Accumulated depreciation	(564)
556

Total Assets	$794

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$20,130
Related party payables	70,200
Notes payable - related party	13,000
Total current liabilties	103,330

Total Liabilities	103,330

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
5,641,041 shares issued and outstanding	5,641
Additional paid in capital	571,101
Deficit accumulated during the development stage	(679,278)

Total Stockholders' Equity	(102,536)

Total Liabilities and Stockholders' Equity	$794

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Oct. 14, 2003
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2007

Revenue	$-	$10,000	$-	$10,000	$10,000

Operating expenses:
Depreciation	56	56	168	168	564
Research and development					307
General and administrative	51,893	36,862	131,717	136,620	671,884
Write-offs			10,621		10,621
	51,949	36,918	142,506	136,788	683,376

Income (loss) from operations	(51,949)	(26,918)	(142,506)	(126,788)	(673,376)

Other income (expense):
Interest income					621
Interest expense	(840)	(568)	(1,963)	(1,812)	(6,523)
	(840)	(568)	(1,963)	(1,812)	(5,902)

Income (loss) before provision
for income taxes	(52,789)	(27,486)	(144,469)	(128,600)	(679,278)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(52,789)	$(27,486)	$(144,469)	$(128,600)	$(679,278)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of
common shares outstanding	5,267,000	5,641,041	5,179,556	5,641,041

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(144,469)	$(128,600)	$(679,278)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	168	168	564
Accrued payables	4,098	12,581	61,156
Receivables			(621)
Related party payables	(6,526)	34,153	29,174
Write-offs	10,621		10,621
Compensatory stock issuances		13,501	13,851
Net cash provided by (used for)
operating activities	(136,108)	(68,197)	(564,533)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2007

Cash Flows From Financing Activities:
Notes payable related party - borrowings	20,000		60,000
Notes payable related party - payments			(47,000)
Sales of common stock	121,500	43,000	552,891
Option issuance			10,000
Net cash provided by (used for)
financing activities	141,500	43,000	575,891

Net Increase (Decrease) In Cash	5,392	(25,197)	238

Cash At The Beginning Of The Period	2,124	25,435	-

Cash At The End Of The Period	$7,516	$238	$238

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.

Supplemental Disclosure

Cash paid for interest	$789	$1,032	$4,090
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Green Energy Holding Corp. (the “Company”), was incorporated in the State of Nevada on November 30, 2006 as a successor corporation to Green Energy Corp. which was incorporated in the State of Colorado on October 14, 2003. Green Energy Corp. acquired Green Energy Holding Corp. on December 18, 2006. The Company is a holding corporation currently exploring various opportunities in the energy area.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

GREEN ENERGY HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

Risks Related to Our Business and Industry

We have a limited operating history.

     We began operations in October 2003. Since the inception of our current business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, raising private capital and seeking acquisitions. We have no production facilities. Accordingly, we have a limited relevant operating history upon which an evaluation of our performance and future prospects can be made.

We have had a history of net losses.

    We incurred net losses of $27,486 for the fiscal quarter ended March 31, 2007, $128,600 for the nine months ended March 31, 2007 and a total of $679,278 from inception through March 31,2007. At March 31,2007, we reported a stockholders’ deficit of $102,536. We have been funding our operations primarily through the sale of our securities and loans from our major shareholder and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

    For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

ཉ	our ability to locate projects which will use our licensed technology; and

ཉ	our ability to generate revenues from this and other technology which we may acquire..

    Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $100,000 and $120,000 for the year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We will be forced to continue to borrow money from our shareholder , Pinnacle Resources,Inc. until at least December 2007, which will increase our debt and make repayment more difficult.

    Because it is expected that our business will not generate substantial revenues in 2007, we will be required to continue to borrow money from our shareholder , Pinnacle Resources, Inc. , to finance operations. Pinnacle Resources, Inc. has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our our shareholder , Pinnacle Resources,Inc, we could be unable to continue as a viable business.

    As of December 31, 2006, we owed our our shareholder , Pinnacle Resources,Inc., $36,047 including accrued interest. Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

Our biomass-to syngas -technology is unproven on a large-scale commercial basis and could fail to perform in a commercial production environment.

    Technologies for production of syngas from biomass are still in a development stage. The technologies which we are pursuing for syngas production from biomass have never been utilized on a large-scale commercial basis. All of the tests which we have conducted to date with respect to our biomass technologies, have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these biomass technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

We will need to raise additional funds in order to achieve our business objectives.

    As of  March 31, 2007, we had cash of $238 . We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

    We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc., have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

    As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. As of January 1, 2007, we have issued no shares of our common stock in connection with strategic acquisitions. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

    We may also seek to enter into joint ventures to construct and operate facilities to manufacture syngas. Those facilities may be managed by us or by our co-venturers. If those facilities are managed by our co-venturers, we may have little or no control over their success. In any event, the construction and operation of those facilities could entail unforeseen difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any such joint ventures will be realized. The formation and operation of such joint ventures could also require the expenditure of our funds and require us to incur debt and other liabilities, which could materially and adversely affect our operating results or financial position.

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

    We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently license a number of issued United States patents. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

     In order to successfully commercialize our proprietary technologies, it is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

     In addition to the protection afforded by patents, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We are dependent upon our officers and key personnel and the loss of any of these persons could adversely affect our operations and results.

     We believe that the implementation of our proposed expansion strategy and execution of our business plan will depend to a significant extent upon the efforts and abilities of our officers and key personnel. Because the syngas and biomass industries are relatively small, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related research are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers.

Because we are smaller and have fewer financial and other resources than many syngas companies, we may not be able to successfully compete in the very competitive syngas industry.

    Syngas is a commodity. There is significant competition among existing syngas producers. Our business faces competition from a number of producers that can produce significantly greater volumes of syngas than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of syngas may decline and we may be not be able to produce syngas at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

If syngas prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

     Prices for syngas products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. We cannot assure you that we will be able to sell our syngas profitably, or at all.

Increased alternative energy production in the United States could increase the demand for feedstocks and the resulting price of feedstocks, reducing our profitability.

     New alternative energy plants are under construction throughout the United States. This increased production from alternative energy sources such as syngas and ethanol could increase feedstock demand and prices, resulting in higher production costs and lower profits.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

     Syngas production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our syngas production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

The United States alternative energy industry is highly dependent upon federal and state legislation and regulation and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition.

The elimination or significant reduction in the federal tax incentive could have a material adverse effect on our results of operations

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive by federal tax incentives. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. We cannot assure you, however, that the federal ethanol tax incentives will be renewed in 2010 or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal ethanol tax incentive could have a material adverse effect on our results of operations.

Waivers of the minimum levels of renewable fuels included in gasoline mandated by the Energy Policy Act of 2005 could have a material adverse affect on our results of operations

The Energy Policy Act of 2005 established a renewable fuel standard, or RFS, of 7.5 billion gallons of renewable fuels to be included in gasoline. Under the Energy Policy Act of 2005, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the RFS mandate with respect to one or more states if the administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. In addition, the Department of Energy was directed under the Energy Policy Act of 2005 to conduct a study by January 2006 to determine if the RFS will have a severe adverse impact on consumers in 2006 on a national, regional or state basis. Based on the results of the study, the Secretary of Energy must make a recommendation to the EPA as to whether the RFS should be waived for 2006. Any waiver of the RFS with respect to one or more states or with respect to 2006 would adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Policy Act of 2005 imposes a RFS, it does not mandate the use of ethanol and eliminates the oxygenate requirement for reformulated gasoline in the RFG program included in the Clean Air Act

The RFG program's oxygenate requirements contained in the Clean Air Act, which accounted for approximately 1.95 billion gallons of ethanol use in 2004, was completely eliminated on May 5, 2006 by the Energy Policy Act of 2005. While the RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS, the RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. We cannot assure you that the elimination of the oxygenate requirement for reformulated gasoline in the RFG program included in the Clean Air Act will not result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition.

Certain countries can import ethanol into the United States duty free, which may undermine the ethanol industry in the United States

     Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit). In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. In addition, under the North America Free Trade Agreement, Canada and Mexico are exempt from this tariff. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., the fifth largest ethanol producer in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty free through El Salvador or another country exempted from the tariff may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

Lax enforcement of environmental and energy policy regulations may adversely affect the demand for ethanol.

     Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, our future prospects will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

     Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. Our proposed plants also will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. We did not incur any capital expenditures for environmental control in 2006 and we do not currently expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

    Our proposed new ethanol plants will also be subject to federal and state laws regarding occupational safety. Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Risks Related to an Investment in Our Common Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

     The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 1, 2007, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

ཉ	our inability to manufacture syngas as efficiently as we expect due to factors related to costs and supply of feedstocks, energy or water,

ཉ	market factors affecting the demand for syngas such as price, competition and general economic conditions,

ཉ	discontinuation or limitations on state and federal alternative energy subsidies,

ཉ	negative public sentiment toward alternative energy production and use, and

ཉ	environmental restrictions increasing the costs and liabilities of alternative energy production.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

We may not be able to attract the attention of major brokerage firms for research and support which may adversely affect the market price of our common stock.

Securities analysts of major brokerage firms may not publish research on our common stock. The number of securities competing for the attention of such analysts is large and growing. Coverage of a security by analysts at major brokerage firms increases the investing public’s knowledge of and interest in the issuer, which may stimulate demand for and support the market price of the issuer’s securities. The failure of major brokerage firms to cover our common stock may adversely affect the market price of our common stock.

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

We are currently authorized to issue up to 50,000,000 shares of common stock, of which 5,641,041 shares were issued and outstanding as of January 1, 2007. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Virtually all shares of our common stock may be offered from time to time in the open market, including the shares offered pursuant to this prospectus. These sales may have a depressive effect on the market for the shares of our common stock. Moreover, additional shares of our common stock, including shares that have been issued in private placements, may be sold from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated at specified intervals.  Subject to satisfaction of a two-year holding requirement, non-affiliates of an issuer may make sales under Rule 144 without regard to the volume limitations and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Sales of our common stock by our affiliates are subject to Rule 144.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

Commencing with our fiscal year beginning January 1, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended December 31, 2005, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Pinnacle Resources, Inc. and our officers and directors have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Pinacle Resources, Inc. and our officers and directors beneficially own approximately 21 % of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may issue shares of preferred stock without stockholder approval that may adversely affect your rights as a holder of our common stock.

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

Provisions in our articles of incorporation and bylaws and under Nevada law could inhibit a takeover at a premium price.

As noted above, our articles of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings. Each of these provisions may have the effect to discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

Overview

History

    GREEN ENERGY CORP., a corporation organized under the laws of the State of Colorado and referred to in this document as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.

    On November 20, 2003, Old Green Energy filed with the Colorado Division of Securities (the "Division"), Denver, Colorado, a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code, relating to a proposed offering of up to 1,800,000 Common Shares of the Company. The Registration was declared effective by the Division on January 21, 2004. The offering was closed on June 29, 2004. Old Green Energy raised $263,850 and sold a total of 527,700 shares in the offering.

     In December, 2006, Old Green Energy structured a transaction, which is commonly referred to as a “change of domicile.” In connection with this transaction, a new corporation was formed under the laws of the State of Nevada with the name GREEN ENERGY HOLDING CORP. (the “Company”). Thereafter, Old Green Energy merged into the Company, which became the surviving corporation. The stockholders of the Company. received the same number of shares they previously held in Old Green Energy. The Company succeeded to the business of Old Green Energy as its sole line of business.

Our Business

    We are a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals. Old Green Energy was formed in October, 2003 to capitalize on the growing market for alternative fuels and its co-products. Old Green Energy was a biotechnology-driven company with the primary goal of becoming a leader in the waste-to-alternative fuels industry. Old Green Energy acquired a non-exclusive license to a specific technology for the conversion of biomass to synthesis gas (“syngas”). The technology includes the ability to produce a consistent, high-quality syngas product that can be used for energy production or as a building block for other chemical manufacturing processes.

    Gasification is a technology that has been widely used in commercial applications for more than fifty years in the production of fuels and chemicals. The Company believes that current trends in the chemical manufacturing and petroleum refinery industries indicate that use of gasification facilities to produce synthesis gas will continue to increase. In addition, The Company believes that gasification will begin to take a very significant role in the disposal of waste materials.

    The gasification process converts any carbon-containing material into a synthesis gas composed primarily of carbon monoxide, hydrogen and methane, which can be used as a fuel to generate electricity when combined with a steam engine or generator unit or used as a basic chemical building block for a large number of applications in the automotive fuels, petrochemical and refining industries. Steam reforming gasification is a form of thermal decomposition in an environment with limited or no oxygen. The concept is that material is indirectly heated to very high temperatures, for example, 800degrees C, at which point organic material decomposes into gases, “Syngas”, such as H2, CO, CO2, CH4, and ash that may contain useful minerals. The product gas is separated from the mineral ash using cyclones and gas cleaners. The product gas has a combustion value similar to low grade natural gas and can be used to fuel a generator or micro-turbine for the production of electricity. A benefit of this process is that any bio-active compound, such as dioxins, furans, or viruses, will be destroyed. The other process is to catalytically recombine these gases to produce products such as methanol or ethanol. This is achieved by compressing the gases and injecting them at high temperature into a matrix of molybdenum sulfide for the production of methanol into iron silicon dioxide for the production of ethanol. The fuels that are produced can be stored and transported. Gasification adds value to low or negative-value feedstock by converting them to marketable gases, fuels and chemical products. If the syngas is to be used to produce electricity, it is typically used as a fuel in reciprocating engine generator sets. Waste heat from the engine or the syngas can also be used to fire a boiler to create steam to drive a turbine. Because the Company believes this technology can create a lower carbon dioxide content and a higher BTU value than existing gasification technologies, the Company expects that the technology will have an advantage over competitors.

    The technology will have the ability to treat a wide variety of gaseous, liquid, and solid feedstock. Gasification customarily adds value to low or negative-value feedstock by converting them to marketable fuels and products. Conventional fuels such as coal and oil, as well as low or negative value materials and waste such as petroleum coke, heavy refinery residuals, secondary oil-bearing refinery materials, municipal sewage sludge, hydrocarbon contaminated soils, and chlorinated hydrocarbon byproducts have all been used in gasification operations. The syngas can also be processed using commercially available technologies to produce a wide range of products, such as fuels, chemicals, fertilizer or industrial gases.

    The technology as been field tested and demonstrated to work outside the laboratory. Bio Conversion Technologies (BCT), who has licensed the technology to the Company, conducted the tests. The relationship between the parties is strictly a licensee-licensor relationship. Neither is an affiliate of the other. The Company has obtained a non-exclusive license from BCT to use the technology for the Company’s internal business purposes, including, but not limited to, developing, building and operating projects, as well as entering into sublicenses to do these activities. The Company has the right to identify, install, and operate gasification and commercial production installations in the Rocky Mountain States, which include Montana, Utah, Wyoming, Colorado, and New Mexico.

    BCT completed its first 15-ton per day bio-conversion plant. This plant is specially designed to process wood chips, sawdust and other tree remains. Secondly, BCT has also completed a 5-ton per day demonstration unit which is used as a test unit for a variety of feedstocks. This test unit is located in the Denver metropolitan area and is expected to remain there indefinitely. Additionally, in early 2003, BCT built and shipped to North Carolina State University a one-ton per day unit for treating pig waste. BCT’s test and demonstration system in Denver can be utilized by the Company to demonstrate the use of feedstock for conversion to electric power and or Syngas. The Company plans to utilize consulting services of BCT for the purpose of analyzing projects and additional uses of the system. BCT will work with the Company on a non-exclusive and project by project basis to insure that qualified sources for product design, engineering, construction and maintenance services are available for the Company’s projects.

    The Company has not carried, and has no plans to carry, no substantial inventories or accounts receivable. At the present time, other than the financing from construction and permanent financing for specific gasification projects, the Company has no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, the Company reserves the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No independent market surveys have ever been conducted to determine demand for the Company's products and services. Therefore, there can be no assur-ance that any of its objectives will be achieved.

    Our growth strategy encompasses a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

ཉ	Develop production capacity using our licensed technology;
ཉ	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;
ཉ	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;
ཉ
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

ཉ	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

       Our corporate headquarters are located at 9600 East Arapahoe Road, Suite 260, Englewood, Colorado 80112, and our telephone number is (303) 790-8503. We do not currently have a website.

Results of Operations

Net Loss. We incurred a net loss of $27,486 for the three months ended March 31, 2007 compared to a net loss of $52,789 for the three months ended March 31, 2006. We incurred a net loss of $128,600 for the nine months ended March 31, 2007 compared to a net loss of $144,469 for the nine months ended March 31, 2006. We incurred a net loss of $679,278 from inception through March 31, 2007.

The net loss for the three months ended March 31, 2007 and for the three months ended March 31, 2006 results primarily from operating general and administrative expenses . Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had $10,000 in revenue for the three months ended March 31, 2007. Otherwise, we have had no revenue since inception, including for the three months ended March 31, 2007.

Operating Expenses. We incurred operating expenses of $36,918 for the three months ended March 31, 2007 compared to operating expenses of $51,949 for the three months ended March 31, 2006. We incurred operating expenses of $136,788 for the nine months ended March 31, 2007 compared to operating expenses of $142,506 for the nine months ended March 31, 2006. We incurred operating expenses of $683,376 from inception through March 31, 2007.

Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended March 31, 2007.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of March 31, 2007, we had cash totaling $238.

For the nine months ended March 31, 2007, we had net cash of $68,197 used for operating activities, compared to $136,108 for the nine months ended March 31, 2006. From inception through March 31, 2007, we had net cash of $564,533 used for operating activities.

For the nine months ended March 31, 2007, we had net cash of $43,000 provided by financing activities, compared to $141,500 for the nine months ended March 31, 2006. From inception through March 31, 2007, we had net cash of $575,891 provided by financing activities. Most of the financing came from the sale of common stock.

We do not anticipate significant capital expenditures and investments over the next 12 months. We are continuing to evaluate several opportunities to construct new syngas facilities. We do not plan to use any of our current cash to fund these site acquisitions. We will use additional loans from Pinnacle Resources and cash on hand to fund corporate overhead.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc,, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

* Previously filed under cover of Form SB-2 on February 27, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENERGY HOLDING CORP.

Date: May 14, 2007	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Date: May 14, 2007	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)