Form 10KSB
period 2007-06-30
GREEN ENERGY HOLDING CORP
filed 2007-08-01
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: June 30, 2007

Commission File No. 000-52631

Green Energy Holding Corp.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9600 East Arapahoe Road
Suite 260
Englewood, Colorado	80112
(Address of principal executive offices)	(zip code)

(303) 790-8503
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]  No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes [X] No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $61,546. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2007, was 1,106,109.

FORM 10-KSB
Green Energy Holding Corp.

References in this document to “Green Energy,” "us," "we," or "Company" refer to Green Energy Holding Corp and its wholly-owned subsidiary.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may ffect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

We have a limited operating history.

Old Green Energy began operations in October 2003. Since the inception of our current business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, raising private capital and seeking acquisitions. We have no production facilities. Accordingly, we have a limited relevant operating history upon which an evaluation of our performance and future prospects can be made.

We have had a history of net losses.

We incurred net losses of $178,853 for the twelve months ended June 30, 2007, compared to net losses of $227,277 for the twelve months ended June 30, 2006 and a total of $729,531 from inception (October, 2003) through June 30, 2007. From inception through June 30, 2007, we reported an accumulated stockholders’ deficit of $152,789. We have been funding our operations primarily through the sale of our securities and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended June 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We will be forced to continue to borrow money from our shareholder , Pinnacle Resources,Inc. until at least December 2007, which will increase our debt and make repayment more difficult.Because it is expected that our business will not generate substantial revenues in 2007, we will be required to continue to borrow money from our shareholder , Pinnacle Resources, Inc. , to finance operations. Pinnacle Resources, Inc. has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our our shareholder , Pinnacle Resources,Inc, we could be unable to continue as a viable business.

As of June 30, 2007, we owed our our shareholder , Pinnacle Resources,Inc., $82,700 including accrued interest. Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

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

As of June 30, 2007, we had cash, cash equivalents and short-term investment of $1,740.67. We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc., we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. As of August 1, 2007, we have issued no shares of our common stock in connection with strategic acquisitions. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

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

We believe that the implementation of our proposed expansion strategy and execution of our business plan will depend to a significant extent upon the efforts and abilities of our officers and key personnel. Because the syngas and biomass industries are relatively small, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related research are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers. See “Management.”

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 1, 2007, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

	our inability to manufacture syngas as efficiently as we expect due to factors related to costs and supply of feedstocks, energy or water,

	market factors affecting the demand for syngas such as price, competition and general economic conditions,

	discontinuation or limitations on state and federal alternative energy subsidies,

	negative public sentiment toward alternative energy production and use, and

	environmental restrictions increasing the costs and liabilities of alternative energy production.

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

We are currently authorized to issue up to 50,000,000 shares of common stock, of which 1,106,109 shares were issued and outstanding as of August 1, 2007. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Commencing with our fiscal year beginning July 1, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended June 30, 2007, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

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

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Historical Overview

GREEN ENERGY CORP., a corporation organized under the laws of the State of Colorado and referred to in this prospectus as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.

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

The shares of our common stock issued in our private offerings were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon exemptions from the registration requirements of the Securities Act.

In June, 2007, our Board of Directors approved a reverse split of common shares, with a record date of June 6, 2007, which was effective on June 18, 2007, with one (1) new share for every five point one (5.1) shares issued and outstanding on June 6, 2007. There was be no change in par value or in the total number of authorized common shares. A whole share will be issued to any shareholders entitled to a fraction of a share.

Company Overview

We are a biotechnology-driven company with the primary goal of becoming a leader in the emerging biomass-to-syngas industry. We plan to produce syngas and its co-products. Syngas is a clean burning, renewable fuel and can be modified into ethanol to be used as a primary gasoline additive under the Energy Policy Act of 2005. We plan to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into syngas, ethanol or other valuable co-products. Our business model involves the deployment of proprietary biotechnologies that will extract and ferment sugars trapped in these biomass waste concentrations in a cost effective manner by locating plants closer to biomass sources and in proximity to urbanized high-demand markets. Old Green Energy was formed to capitalize on the growing market for syngas and its co-products. We have not yet commenced syngas production.

A significant aspect of our business model involves the acquisition and development of advanced processing technologies. Under this program, we plan to acquire a pipeline of diverse technologies and have developed strategic relationships with government and university research labs to further develop and prove out these technologies. Once a new technology has proved out, we intend to move it from the laboratory to the field for commercialization at one of our future production facilities. We will also review opportunities to license our technologies to third parties to create royalty income streams.

We are a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals. Old Green Energy was formed in October, 2003 to capitalize on the growing market for alternative fuels and its co-products. Old Green Energy was a biotechnology-driven company with the primary goal of becoming a leader in the waste-to-alternative fuels industry. Old Green Energy acquired a non-exclusive license to a specific technology for the conversion of biomass to syngas. The technology includes the ability to produce a consistent, high-quality syngas product that can be used for energy production or as a building block for other chemical manufacturing processes.

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

The gasification process converts any carbon-containing material into a synthesis gas composed primarily of carbon monoxide, hydrogen and methane, which can be used as a fuel to generate electricity when combined with a steam engine or generator unit or used as a basic chemical building block for a large number of applications in the automotive fuels, petrochemical and refining industries. Steam reforming gasification is a form of thermal decomposition in an environment with limited or no oxygen. The concept is that material is indirectly heated to very high temperatures, for example, 800degrees C, at which point organic material decomposes into gases, “Syngas”, such as H2, CO, CO2, CH4, and ash that may contain useful minerals. The product gas is separated from the mineral ash using cyclones and gas cleaners. The product gas has a combustion value similar to low grade natural gas and can be used to fuel a generator or micro-turbine for the production of electricity. A benefit of this process is that any bio-active compound, such as dioxins, furans, or viruses, will be destroyed. The other process is to catalytically recombine these gases to produce products such as methanol or ethanol. This is achieved by compressing the gases and injecting them at high temperature into a matrix of molybdenum sulfide for the production of methanol into iron silicon dioxide for the production of ethanol. The fuels that are produced can be stored and transported. Gasification adds value to low or negative-value feedstock by converting them to marketable gases, fuels and chemical products. If the syn-gas is to be used to produce electricity, it is typically used as a fuel in reciprocating engine generator sets. Waste heat from the engine or the syngas can also be used to fire a boiler to create steam to drive a turbine. Because the Company believes this technology can create a lower carbon dioxide content and a higher BTU value than existing gasification technologies, the Company expects that the technology will have an advantage over competitors.

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

BCT completed its first 15-ton per day bio-conversion plant. This plant is specially designed to process wood chips, sawdust and other tree remains. Secondly, BCT has also completed a 5-ton per day demonstration unit which is used as a test unit for a variety of feedstocks. This test unit is located in the Denver metropolitan area and is expected to remain there indefinitely. Additionally, in early 2003, BCT built and shipped to North Carolina State University a one-ton per day unit for treating pig waste. BCT’s test and demonstration system in Denver can be utilized by the Company to demonstrate the use of feedstock for conversion to electric power and or ethanol. The Company plans to utilize consulting services of BCT for the purpose of analyzing projects and additional uses of the system. BCT will work with the Company on a non-exclusive and project by project basis to insure that qualified sources for product design, engineering, construction and maintenance services are available for the Company’s projects.

The Company has not carried, and has no plans to carry, substantial inventories or accounts receivable. At the present time, other than the financing from construction and permanent financing for specific gasification projects, the Company has no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, the Company reserves the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No independent market surveys have ever been conducted to determine demand for the Company's products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

Our growth strategy encompasses a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

	Develop production capacity using our licensed technology;

	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;

	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;


Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

Industry Overview

The Alternative Energy Market. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act transformed ethanol from a gasoline additive under the 1990 Clean Air Act to a primary gasoline substitute, which we believe will serve to strengthen and expand the role of syngas in the U.S. fuel economy. Syngas is an intermediate step in the production of ethanol. We believe that the potential for ethanol is directly tied to the potential for syngas production.

A highlight of the Energy Policy Act is the creation of a 7.5 billion gallon renewable fuel standard, or RFS, increasing use of renewable domestic fuels such as ethanol and biodiesel. The newly approved RFS of the Energy Policy Act establishes that a percentage of the U.S. fuel supply will be provided by renewable, domestic fuels such as syngas and ethanol. In addition, the Energy Policy Act establishes a 30% tax credit up to $30,000 for the cost of installing clean fuel refueling equipment, such as an E85 ethanol fuel pump.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol is replacing MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen which contaminates ground water. It has already been banned in California, New York, Illinois and 16 other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and mileage extender to rise. A blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas. We believe there are no economically feasible substitutes for MTBE other than ethanol.

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2004, according to the American Coalition for Syngas, 30% of all United States gasoline was blended with some percentage of ethanol. The most common blend is E10, which contains 10% syngas and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

Ethanol is a renewable fuel produced by the fermentation of starches and sugars such as those found in grains and other crops. When processed to ethanol, it contains 35% oxygen by weight and, when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product which is commonly distributed as a premium unleaded gasoline.

Recent studies published by the Renewable Fuel Association indicate that approximately 4.0 billion gallons of ethanol will be consumed this year in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

The ethanol production industry is fragmented, with one company accounting for approximately 25% of U.S. production and the next largest producer accounting for less than 6% of the same market. The majority of plants are in the 20 million to 40 million gallons per year capacity range, with a number of these plants affiliated to local farmer co-operatives which account for 37% of total U.S. capacity.

In the United States, there are two principal commercial applications for ethanol. The first is as a mandatory oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who can make higher margins on selling ethanol -blended gasoline, provided syngas is available in the local market. The U.S. gasoline market is currently approximately 140 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 14 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 4 million flexible fuel vehicles on the road in the United States, offering further potential for significant growth in ethanol demand.

(c) PROPOSED OPERATIONS

Business and Growth Strategy

Our business and growth strategy encompasses a multi-pronged approach which is geared at ultimately developing syngas production:

	Acquire dormant industrial facilities with adaptable infrastructure for conversion to syngas production;

	Adopt a flexible feedstock approach to plant development enabling use of biomass and other feedstocks, where applicable;

	Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams.

We believe that prospective demand for syngas outstrips current supply. Our projected potential level of syngas output is insignificant in terms of overall market size; therefore, we believe that the U.S. market can absorb all of our potential production for the foreseeable future. Using the technology we have acquired, we believe we can monetize biomass waste streams and, not only produce syngas efficiently and with higher margins than traditional production allows, but also generate income from valuable co-products.

Flexible Feedstock Strategy

While we do not currently produce syngas, our strategy is to develop our capability to profitably process multiple feedstocks such as corn, corn fiber, wood chips and other cellulosic materials.

Forest Products Industry Strategy

Wood biomass residuals from the forest products industry are an optimal feedstock for syngas production in terms of availability, cost and chemical composition. We believe a natural strategy to pursue is to form business ventures with forest products companies whereby we would co-locate our facilities, either on or near our plant sites, and enter into off take agreements.

Technology Platform

We believe that the identification, acquisition and development of proprietary technologies are a key driver of our business. We are organized to facilitate this key business activity. GREEN ENERGY HOLDING CORP., as the parent corporation, works on acquiring and enhancing the technology platforms for our potential operations. Our objectives are to access a continual stream of diverse advanced technologies from academic and other research organizations, on a worldwide basis, rather than be captive to any one particular technology platform. At the present time, other than our license with BCT, we have no other technologies.

(d) MARKETS

To date, we have had no active operations.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

The syngas business is highly competitive. The Company will be competing with numerous established companies having substantially greater financial resources and experience than the Company. There can be no guarantee that the Company will ever be able to compete successfully.

However, in the area of biomass-to-syngas production, there are few operators and low output characteristics, and production infrastructure is yet to be developed. We believe our long-term growth prospects in biomass-to-syngas depend on our ability to acquire and commercialize new technologies. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture syngas from cellulosic biomass feedstocks.

(g) BACKLOG

At June 30, 2007, we had no backlogs.

(h) EMPLOYEES

We had one employee as of July 1, 2007, our President. He plans to devote at least 40 hours per week of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

We do not pay our Directors as such but reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

(i) PROPRIETARY INFORMATION

We have a license to manufacture and market the proprietary biomass-to-snygas technology owned by Bio Conversion Technologies (BCT). The relationship between the parties is strictly a licensee-licensor relationship. Neither is an affiliate of the other. We have obtained a non-exclusive license from BCT to use the technology for the Company’s internal business purposes, including, but not limited to, developing, building and operating projects, as well as entering into sublicenses to do these activities. The Company has the right to identify, install, and operate gasification and commercial production installations in the Rocky Mountain States, which include Montana, Utah, Wyoming, Colorado, and New Mexico as well as other areas in the world upon giving notification to BCT.

The technology license positions of companies like ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. The patents licensed to us, and those that may issue or be licensed to us in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed or licensed by us. Because of the extensive time required for development and testing of new technologies, it is possible that, before any of our proprietary technologies can be commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents we license or own could adversely affect our ability to protect future technologies and, consequently, our operating results and financial position. In addition, we cannot assure you that we will not incur significant costs and expenses, including the cost of litigation in the future, to defend our rights under such patents, licenses and non-disclosure agreements.

We have no patent applications pending.

(j) GOVERNMENT REGULATION

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we may have arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We do not have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Because other domestic syngas manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is currently adequate, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

We are also required to obtain a permit issued by the Bureau of Alcohol, Tobacco and Firearms before any of our syngas facilities can sell syngas.

(k) RESEARCH AND DEVELOPMENT

In conjunction with the development of our licensed technology, we have not incurred any material research and development costs during the twelve months ended June 30, 2007 and 2006

(l) ENVIRONMENTAL COMPLIANCE

We expect environmental laws to have any material impact on us. See our discussion above under Government Regulation.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 9600 East Arapahoe Road, Suite 260, Englewood, Colorado 80112. Our phone number at our headquarters is (303) 790-8503. We currently have no website.

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy office space on a month-to-month lease, which began on November 1, 2003. We pay $2,000.00 a month for the office space, which we lease from Pinnacle Resources, Inc., a shareholder. We have office equipment. We have our license agreement with BCT. Otherwise, we have no other property. We believe that our facilities are in good working order and are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year. However, in June, 2007, our Board of Directors approved a reverse split of common shares, with a record date of June 6, 2007, which was effective on June 18, 2007, with one (1) new share for every five point one (5.1) shares issued and outstanding on June 6, 2007. There was be no change in par value or in the total number of authorized common shares. A whole share will be issued to any shareholders entitled to a fraction of a share.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our shares of common stock are listed in the Pink Sheets under the trading symbol GEYO.

The following table sets forth, with respect to the periods between July 1, 2005 and June 30, 2007 (inclusive), the high and low bid prices for our common stock for the periods indicated as reported by the Pink Sheets. These bid prices represent prices quoted by broker-dealers in the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

In June, 2007, our Board of Directors approved a reverse split of common shares, with a record date of June 6, 2007, which was effective on June 18, 2007, with one (1) new share for every five point one (5.1) shares issued and outstanding on June 6, 2007. There was be no change in par value or in the total number of authorized common shares. A whole share will be issued to any shareholders entitled to a fraction of a share.

	High	Low
Year Ended June 30, 2007
First Quarter	$1.01	$0.37
Second Quarter	0.51	0.25
Third Quarter	4.87	1.68
Fourth Quarter	2.60	0.26

Year Ending June 30, 2006
First Quarter	$0.70	$0.35
Second Quarter	0.51	0.25
Third Quarter	1.95	0.31
Fourth Quarter	1.25	0.42

We have no outstanding stock options or other equity compensation plans.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of August 1, 2007, we had a total of 1,106,109 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred ninety-three.

(c) DIVIDENDS

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized riskdisclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.
These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling otheir securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

Net Loss. We incurred a net loss of $178,853, or $0.16 per share for the twelve months ended June 30, 2007, compared to a net loss of $227,277, or $0.23 per share for the twelve months ended June 30, 2006. We had a net loss of $729,531 from inception through June 30, 2007.

The decrease in net loss for the twelve months ended June 30, 2007, compared to a net loss for the twelve months ended June 30, 2006 results from lower operating general and administrative expenses.

Our ability to achieve profitable operations is dependent on developing revenue through building facilities. Our expectations are that we will not begin to show profitable operating results before December 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had a total of $10,000 in revenue for the twelve months ended June 30, 2007, which represented a one-time consulting fee.  Otherwise, we have had no revenue from inception through the twelve months ended June 30, 2007.

Operating Expenses. We incurred operating expenses of $176,275 for the twelve months ended June 30, 2007 compared to operating expenses of $224,489 for the twelve months ended June 30, 2006. We had operating expenses of $722,863 from inception through June 30, 2007. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the twelve months ended June 30, 2007.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of June 30, 2007, we had cash, cash equivalents and short-term investments totaling $1,741.

Net cash used for operating activities was $178,853 for the twelve months ended June 30, 2007 compared to operating activities of $227,277 for the twelve months ended June 30, 2006. We anticipate that overhead costs will remain fairly constant.

Cash flows used by investing activities were $-0-for the periods ended June 30, 2007 and 2006.

Cash flows provided by financing activities accounted for $252,851 for the twelve months ended June 30, 2007 compared to financing activities of $252,851 for the twelve months ended June 30, 2006.  These cash flows were all related to sales of stock and borrowings from a related party. During twelve months ended June 30, 2007, we received cash proceeds of $42,500 from the sale of common stock in several private placement transactions.

We do not anticipate significant capital expenditures and investments over the next 12 months. We are continuing to evaluate several opportunities to construct new syngas facilities. We do not plan to use any of our current cash to fund these site acquisitions. We will use additional loans from Pinnacle Resources and cash on hand to fund corporate overhead.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance sheets	F-2
Statements of operations	F-3
Statements of stockholders' equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-7

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado  80014
Phone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Green Energy Holding Corp.
Englewood, Colorado

I have audited the accompanying balance sheet of Green Energy Holding Corp. as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Holding Corp. as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                               /s/ Ronald R. Chadwick, P.C.
July 26, 2007                                                                                                                     RONALD R. CHADWICK, P.C.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
BALANCE SHEET

June 30, 2007
ASSETS

Current assets
Cash	$1,741
Total current assets	1,741

Fixed assets - net	500

Total Assets	$2,241

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$44,330
Related party payables	82,700
Notes payable - related party	28,000
Total current liabilties	155,030

Total Liabilities	155,030

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106
Additional paid in capital	575,636
Deficit accumulated during the development stage	(729,531)

Total Stockholders' Equity	(152,789)

Total Liabilities and Stockholders' Equity	$2,241

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007

Revenue	$-	$10,000	$10,000

Operating expenses:
Depreciation	224	224	620
Research and development			307
General and administrative	213,644	186,051	721,315
Write-offs	10,621		10,621
	224,489	186,275	732,863

Income (loss) from operations	(224,489)	(176,275)	(722,863)

Other income (expense):
Interest income			621
Interest expense	(2,788)	(2,578)	(7,289)
	(2,788)	(2,578)	(6,668)

Income (loss) before provision
for income taxes	(227,277)	(178,853)	(729,531)

Provision for income tax	-	-	-

Net income (loss)	$(227,277)	$(178,853)	$(729,531)

Net income (loss) per share
(Basic and fully diluted)	$(0.23)	$(0.16)

Weighted average number of
common shares outstanding	1,000,061	1,101,905

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares (1)	($.001 Par)	Capital	Dev. Stage	Equity

Balances at June 30, 2005	895,882	$896	$278,494	$(323,401)	$(44,011)

Sales of common stock	90,530	91	230,760		230,851

Option issuance			10,000		10,000

Stock issuance for asset	98,039	98	(98)		-

Gain (loss) for the year				(227,277)	(227,277)

Balances at June 30, 2006	1,084,451	$1,085	$519,156	$(550,678)	$(30,437)

Sales of common stock	16,667	16	42,484		42,500

Compensatory stock issuances	4,772	5	13,996		14,001

Fractional shares	219				-

Gain (loss) for the year				(178,853)	(178,853)

Balances at June 30, 2007	1,106,109	$1,106	$575,636	$(729,531)	$(152,789)

___________
(1) As restated for a 1 for 5.1 reverse stock split on June 18, 2007

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(227,277)	$(178,853)	$(729,531)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	224	224	620
Accrued payables	(8,129)	36,781	85,356
Receivables			(621)
Related party payables	(4,979)	46,653	41,674
Write-offs	10,621		10,621
Compensatory debt issuance		15,000	15,000
Compensatory stock issuances		14,001	14,351
Net cash provided by (used for)
operating activities	(229,540)	(66,194)	(562,530)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007

Cash Flows From Financing Activities:
Notes payable related party - borrowings	20,000		60,000
Notes payable related party - payments	(8,000)		(47,000)
Sales of common stock	230,851	42,500	552,391
Option issuance	10,000		10,000
Net cash provided by (used for)
financing activities	252,851	42,500	575,391

Net Increase (Decrease) In Cash	23,311	(23,694)	1,741

Cash At The Beginning Of The Period	2,124	25,435	-

Cash At The End Of The Period	$25,435	$1,741	$1,741

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.
In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options.

Supplemental Disclosure

Cash paid for interest	$-	$-	$1,817
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Green Energy Holding Corp. (the “Company”), was incorporated in the State of Colorado on October 14, 2003. The Company was formed to capitalize on marketing a specific gasification technology for commercial applications to produce fuels and chemicals. The technology is intended to include the ability to produce a consistent, high quality synthesis gas ("syngas") product that can be used for energy production or as a building block for other chemical manufacturing processes. The principal activities of the Company will be to develop, own, and operate projects based on this specific gasification technology under a license. The Company may sell equipment and services based on this technology to third parties who would build their own facilities. The Company's proposed activities will also include acting as a consultant and advisor for land acquisition and facility construction. In addition, the Company intends to provide construction management expertise in exchange for construction and management fees and a share of the net cash flow of the property. The Company plans to develop its projects with construction and permanent financing to be obtained through the efforts of its management and affiliates.

Development stage company

The Company is currently in the development stage and has no significant operations to date.

Fiscal year

The Company employs a fiscal year ending June 30.

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

GREEN ENERGY HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's fixed assets consist of office equipment recorded at cost of $1,120, with offsetting accumulated depreciation of $620. Depreciation expense in 2006 and 2007 was $224 each year.

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

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2007 the Company owed a related party shareholder $82,700 under non-interest bearing, due on demand advances extended to finance operations of the Company.

The Company leases office space from the same shareholder under a month-to-month agreement at the rate of $2,000 per month. Rent expense in 2006 was $19,955 after various rebates, and $19,035 in 2007.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At June 30, 2006 the Company had approximately $546,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2024. A deferred tax asset of approximately $109,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 was approximately $46,000. At June 30, 2007 the Company had approximately $7236,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2024. A deferred tax asset of approximately $145,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 was approximately $36,000.

NOTE 4. NOTES PAYABLE

The Company has two notes payable outstanding to a shareholder, unsecured, currently due, bearing interest at 8% per annum, totaling $13,000. Interest expense under the notes in 2006 and 2007 was $1,547 and $1,040. The Company has an additional note payable to an outside party for $15,000, unsecured, bearing interest at 5% per annum, due upon the sale of Company assets, refinancing, or merger with a going concern. Interest expense under this note was $313 in 2007.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock

The Company at June 30, 2006 and 2007 had 50,000,000 shares of authorized common stock, $.001 par value, with 1,084,451 and 1,106,109 common shares issued and outstanding, as restated for a 1 for 5.1 reverse stock split on June 18 2007.

Preferred stock

The Company at June 30, 2006 had 1,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.10 par value, with no shares issued and outstanding.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

Stock options

At June 30, 2006 and 2007 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2006, the Company had no non-employee stock options outstanding. During 2006 the Company granted 100,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $1.25 per share with the option term expiring in March 2011, to an individual for $10,000 in cash. In 2006 no options were exercised, and no options expired, leaving a June 30, 2006 year end outstanding balance of 100,000 non-employee stock options.

At the beginning of fiscal year 2007, the Company had 100,000 non-employee stock options outstanding. During 2007 the Company granted no additional stock options and no options were exercised. The Company cancelled 100,000 options in exchange for the issuance to the holder of a note payable for $15,000, leaving a June 30, 2007 year end outstanding balance of no non-employee stock options.

NOTE 6. COMMITMENTS

The Company entered into a technology license agreement with an unrelated corporation in 2003. Under the terms of the agreement, the Company shall pay the licensor a fee of $10,000 per sublicense granted in a third party agreement and a royalty of 2.75% on gross revenues derived by either licensee or any sublicense from the sale or operation of licensed products.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of June 30, 2007 are as follows:

Name	Age	Position
Dennis C. Murphy	58	President and Director
Robert A. Hildebrand	80	Secretary, Chief Financial Officer and Director

 Dennis C. Murphy. Mr. Murphy has been the President and director of the Company and Old Green Energy since its inception. He was a co-founder of Ryan-Murphy, Inc. and was an Officer and a Director from 1989 to 1996. In April, 1994, he was elected the Chairman of the Board, Chief Financial Officer, and Secretary-Treasurer of Ryan-Murphy, Inc. He developed Ryan-Murphy, Inc. into a full service international environmental remediation service provider with over sixty professionals and annual sales over 12 million. He was instrumental in the design, development and marketing of the “Good Earth Machine”, a thermal remediation machine used for the clean up of petroleum hydrocarbon contaminated soil. From 1975 to 1981, he was co-owner of Petroleum Marketing, Inc., Arvada, Colorado. He sold the company in 1981. Mr. Murphy has been retained by a variety of Company’s in the Oil and Gas industry and the Home Health Care business as a consultant responsible for the development of strategic vision, corporate planning, capital raising, merger and acquisitions, as well as repositioning company’s for U.S. and International business development. He was an Instructor of continuing education for the Underground Storage Tank Workshops at the Colorado School of Mines. Mr. Murphy attended Colorado State University and San Diego State University where he majored in Business Management and Finance.

Robert A. Hildebrand. Mr. Hildebrand has been the Secretary, Chief Financial Officer and Director of the Company and Old Green Energy since its inception. He is a registered professional mining engineer. He holds a geological engineering degree from the Colorado School of Mines and a completion certificate from LaSalle University in business administration. He has been active in mineral exploration and production for 49 years having held operating and executive positions with both major and junior, publicly-held mining companies operating in Africa, South America, China and North America. Since, 1997, he has been Vice President and Chief Financial Officer of Pinnacle Resources, Inc., a public Wyoming corporation. From 1996 to 1998 Mr. Hildebrand served as vice president and treasurer for the Environmental Assurance Corporation, a private company engaged in the reclamation and financing of contaminated real estate. He also acted for eleven years (1980 to 1991) as the Consul(Hon.)of the Netherlands for Colorado, New Mexico and Wyoming. In 1991, Her Majesty Queen Beatrix appointed Mr. Hildebrand a knight in The Order of Oranje-Nassau.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Compensation of Directors

None of our directors received or were entitled to receive remuneration for the fiscal years ended June 30, 2007, 2006, or 2005

Item 10. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended June 30, 2007, 2006, or 2005.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dennis C. Murphy	2007	$72,000	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2006	$72,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2005	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of June 30, 2007, a total of 1,106,109 shares were issued and outstanding. The following table sets forth information regarding the number of shares of our common stock beneficially owned as of June 30, 2007:

	each person who is known by us to beneficially own 5% or more of our common stock;

	each of our directors and executive officers; and

	all of our directors and executive officers, as a group.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Pinnacle Resources, Inc.	127,451	11.5%
9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

Eric Holt	98,040	8.8%
15705 Greenstone Circle
Parker, CO 80134

David Hornbecker	98,432	8.8%
8553 W. Progress Place
Littleton, CO 80123

Mark Moore	86,765	7.8%
7773 Brentwood Ct.
Arvada, CO 80123

Jan Becker	98,040	8.8%
42 Malabor Road
Lynwood Glen
Pretoria, South Africa 0081

Dennis C. Murphy	98,040	8.8%
19316 E. Clear Creek Way
Parker, CO 80123

Robert A. Hildebrand	-0-
9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

Glen R. and Beverly Jo Gamble	93,569	8.5%
12892 N. Sierra Circle
Parker, CO 80138

All Officers and
Directors as a Group (two persons)	98,040	8.8%

__________

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 As of June 30, 2007 we owed Pinnacle Resources, Inc., a shareholder $82,700 under non-interest bearing, due on demand advances extended to finance our operations. At June 30, 2007 we also has two notes payable outstanding to this shareholder, unsecured, currently due, bearing interest at 8% per annum, totaling $13,000.

We occupy office space on a month-to-month lease, which began on November 1, 2003. We pay $2,000.00 a month for the office space, which we lease from Pinnacle Resources, Inc., a shareholder. We have office equipment. We have our license agreement with BCT. Otherwise, we have no other property.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, February 27, 2007.

(b)  Reports on Form 8-K. One report was filed under cover of Form 8-K, on June 8, 2007, for the fiscal year ended June 30, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $13,520 for the year ended June 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $2500 for the year ended June 30, 2006 and an aggregate of $1140 for the year ended June 30, 2007 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on AUGUST 1, 2007.

GREEN ENERGY HOLDING CORP.

Date: AUGUST 1, 2007	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: AUGUST 1, 2007	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)