Form 10QSB
period 2007-07-31
GREEN ENERGY HOLDING CORP
filed 2007-11-13
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

As of November 1, 2007, registrant had outstanding 1,106,109 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 1, 2007) was approximately $62,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB
GREEN ENERGY HOLDING CORP.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREEN ENERGY HOLDING CORP. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2007

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Sept. 30, 2007
ASSETS

Current assets
Cash	$2,259
Total current assets	2,259

Fixed assets	1,120
Less accumulated depreciation	(676)
444

Total Assets	$2,703

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$52,098
Related party payables	89,300
Notes payable - related party	13,000
Notes payable	15,000
Total current liabilties	169,398

Total Liabilities	169,398

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106
Additional paid in capital	575,636
Deficit accumulated during the development stage	(743,437)

Total Stockholders' Equity	(166,695)

Total Liabilities and Stockholders' Equity	$2,703

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Revenue	$-	$-	$10,000

Operating expenses:
Depreciation	56	56	676
Research and development			307
General and administrative	62,159	13,241	734,556
Write-offs			10,621
	62,215	13,297	746,160

Income (loss) from operations	(62,215)	(13,297)	(736,160)

Other income (expense):
Interest income			621
Interest expense	(628)	(609)	(7,898)
	(628)	(609)	(7,277)

Income (loss) before provision
for income taxes	(62,843)	(13,906)	(743,437)

Provision for income tax	-	-	-

Net income (loss)	$(62,843)	$(13,906)	$(743,437)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	5,558,702	1,106,109

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(62,843)	$(13,906)	$(743,437)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	56	56	676
Accrued payables	(922)	7,768	93,124
Receivables			(621)
Related party payables	(2,474)	6,600	48,274
Write-offs			10,621
Compensatory debt issuance			15,000
Compensatory stock issuances	13,501		14,351
Net cash provided by (used for)
operating activities	(52,682)	518	(562,012)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Notes payable related party - borrowings			60,000
Notes payable related party - payments			(47,000)
Sales of common stock	42,500		552,391
Option issuance			10,000
Net cash provided by (used for)
financing activities	42,500	-	575,391

Net Increase (Decrease) In Cash	(10,182)	518	2,259

Cash At The Beginning Of The Period	25,435	1,741	-

Cash At The End Of The Period	$15,253	$2,259	$2,259

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.
In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options.

Supplemental Disclosure

Cash paid for interest	$208	$161	$1,978
Cash paid for income taxes	$-	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

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

We have had a history of net losses.

    We incurred net losses of $13,906 for the fiscal quarter ended September 30, 2007, $62,843 for the fiscal quarter ended September 30, 2006 and a total of $743,437 from inception through September 30, 2007. At September 30,2007, we reported a stockholders’ deficit of $166,695. We have been funding our operations primarily through the sale of our securities and loans from our major shareholder and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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
    For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to locate projects which will use our licensed technology; and

♦	our ability to generate revenues from this and other technology which we may acquire..

    Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $100,000 and $120,000 for the fiscal year ending June 30, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We will be forced to continue to borrow money from our shareholder , Pinnacle Resources,Inc. until at least December 2007, which will increase our debt and make repayment more difficult.

    Because it is expected that our business will not generate substantial revenues in 2007, we will be required to continue to borrow money from our shareholder , Pinnacle Resources, Inc., to finance operations. Pinnacle Resources, Inc. has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our our shareholder , Pinnacle Resources,Inc, we could be unable to continue as a viable business.

    As of September 30, 2007, we owed our shareholder, Pinnacle Resources, Inc., $102,300 including accrued interest. Repayment of our debt to our shareholder, Pinnacle Resources, Inc, $13,000 of which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources, Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

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

    As of  September 30, 2007, we had cash of $2,259 . We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

    We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc.,e have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

Certain countries can import ethanol into the United States duty free, which may undermine the ethanol industry in the United States

     Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit). In November 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. In addition, under the North America Free Trade Agreement, Canada and Mexico are exempt from this tariff. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., the fifth largest ethanol producer in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty free through El Salvador or another country exempted from the tariff may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

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

    The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through November 1, 2007, the high and low bid or sales price for our common stock has been $1.80 and $0.30 per share, respectively. Factors which could affect the market price of our common stock include the following:

♦	our inability to manufacture syngas as efficiently as we expect due to factors related to costs and supply of feedstocks, energy or water,

♦	market factors affecting the demand for syngas such as price, competition and general economic conditions,

♦	discontinuation or limitations on state and federal alternative energy subsidies,

♦	negative public sentiment toward alternative energy production and use, and

♦	environmental restrictions increasing the costs and liabilities of alternative energy production.

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

    We are currently authorized to issue up to 50,000,000 shares of common stock, of which 1,106,109 shares were issued and outstanding as of November 1, 2007. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

    Commencing with our fiscal year beginning July 1, 2008, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning July 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended June 30, 2007, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmenteda nd continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

    During the course of our testing, we may r identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Pinnacle Resources, Inc. and our officers and directors have significant voting power and may take actions that maynot be in the best interest of all other stockholders.

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

    The gasification process converts any carbon-containing material into a synthesis gas composed primarily of carbon monoxide, hydrogen and methane, which can be used as a fuel to generate electricity when combined with a steam engine or generator unit or used as a basic chemical building block for a large number of applications in the automotive fuels, petrochemical and refining industries. Steam reforming gasification is a form of thermal decomposition in an environment with limited or no oxygen. The concept is that material is indirectly heated to very high temperatures, for example, 800 degrees C, at which point organic material decomposes into gases, “Syngas”, such as H2, CO, CO2, CH4, and ash that may contain useful minerals. The product gas is separated from the mineral ash using cyclones and gas cleaners. The product gas has a combustion value similar to low grade natural gas and can be used to fuel a generator or micro-turbine for the production of electricity. A benefit of this process is that any bio-active compound, such as dioxins, furans, or viruses, will be destroyed. The other process is to catalytically recombine these gases to produce products such as methanol or ethanol. This is achieved by compressing the gases and injecting them at high temperature into a matrix of molybdenum sulfide for the production of methanol into iron silicon dioxide for the production of ethanol. The fuels that are produced can be stored and transported. Gasification adds value to low or negative-value feedstock by converting them to marketable gases, fuels and chemical products. If the syngas is to be used to produce electricity, it is typically used as a fuel in reciprocating engine generator sets. Waste heat from the engine or the syn-gas can also be used to fire a boiler to create steam to drive a turbine. Because the Company believes this technology can create a lower carbon dioxide content and a higher BTU value than existing gasification technologies, the Company expects that the technology will have an advantage over competitors.

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

    Our growth strategy encompasses a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

♦	Develop production capacity using our licensed technology;
♦	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;
♦	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;
♦
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

♦	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

Our corporate headquarters are located at 9600 East Arapahoe Road, Suite 260, Englewood, Colorado 80112, and our telephone number is (303) 790-8503. We do not currently have a website.

Results of Operations

Net Loss. We incurred a net loss of $13,906 for the three months ended September 30, 2007 compared to a net loss of $62,843 for the three months ended September 30, 2006. We incurred a net loss of $743,437 from inception through September 30, 2007.

The net loss for the three months ended September 30, 2007 and for the three months ended September 30, 2006 results primarily from operating general and administrative expenses. The difference in loss is attributable to the amount of our operating general and administrative expenses. Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had $-0- in revenue for the three months ended September 30, 2007 compared to $-0- in revenue for the three months ended September 30, 2006. We have had $10,000 in revenue from inception through September 30, 2007.

Operating Expenses. We incurred operating expenses of $13,297 for the three months ended September 30, 2007 compared to operating expenses of $62,215 for the three months ended September 30, 2006.  We incurred operating expenses of $736,160 from inception through September 30, 2007.

 Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended September 30, 2007.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of September 30, 2007, we had cash totaling $2,259.

For the three months ended September 30, 2007, we had net cash of $518 provided by operating activities, compared to $52,682 used for operating activities for the three months ended September 30, 2006. From inception through September 30, 2007, we had net cash of $562,012 used for operating activities.

For the three months ended September 30, 2007, we had net cash of $-0- provided by financing activities, compared to $42,500 for the three months ended September 30, 2006. From inception through September 30, 2007, we had net cash of $575,391 provided by financing activities. Most of the financing came from the sale of common stock.

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

In November 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

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
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________

* Previously filed under cover of Form SB-2 on February 27, 2007.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENERGY HOLDING CORP.

Date: November 13, 2007	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Date: November 13, 2007	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)