Form 10QSB
period 2007-12-31
GREEN ENERGY HOLDING CORP
filed 2008-02-12
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

As of February 1, 2008, registrant had outstanding 1,106,109 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on February 1, 2008) was approximately $62,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
GREEN ENERGY HOLDING CORP.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREEN ENERGY HOLDING CORP. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2007

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Dec. 31, 2007
ASSETS

Current assets
Cash	$137
Total current assets	137

Fixed assets	1,120
Less accumulated depreciation	(732)
388

Total Assets	$525

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$55,076
Related party payables	92,300
Notes payable - related party	13,000
Notes payable	15,000
Total current liabilties	175,376

Total Liabilities	175,376

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106
Additional paid in capital	575,636
Deficit accumulated during the development stage	(751,593)

Total Stockholders' Equity	(174,851)

Total Liabilities and Stockholders' Equity	$525

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Oct. 14, 2003
					(Inception of
	Three Months	Three Months	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Revenue	$-	$-	$-	$-	$10,000

Operating expenses:
Depreciation	56	56	112	112	732
Research and development					307
General and administrative	37,599	7,261	99,758	20,502	741,817
Write-offs					10,621
	37,655	7,317	99,870	20,614	753,477

Income (loss) from operations	(37,655)	(7,317)	(99,870)	(20,614)	(743,477)

Other income (expense):
Interest income					621
Interest expense	(616)	(839)	(1,244)	(1,448)	(8,737)
	(616)	(839)	(1,244)	(1,448)	(8,116)

Income (loss) before provision
for income taxes	(38,271)	(8,156)	(101,114)	(22,062)	(751,593)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(38,271)	$(8,156)	$(101,114)	$(22,062)	$(751,593)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.01)	$(0.09)	$(0.02)

Weighted average number of
common shares outstanding	1,105,890	1,106,109	1,097,916	1,106,109

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(101,114)	$(22,062)	$(751,593)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	112	112	732
Accrued payables	3,148	10,746	59,455
Receivables
Related party payables	16,126	9,600	92,300
Write-offs			10,621
Compensatory stock issuances	13,501		13,851
Net cash provided by (used for)
operating activities	(68,227)	(1,604)	(574,634)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans
Net cash provided by (used for)
investing activities	-	-	(1,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Financing Activities:
Notes payable related party - borrowings			60,000
Notes payable related party - payments			(47,000)
Sales of common stock	43,000		552,891
Option issuance			10,000
Net cash provided by (used for)
financing activities	43,000	-	575,891

Net Increase (Decrease) In Cash	(25,227)	(1,604)	137

Cash At The Beginning Of The Period	25,435	1,741	-

Cash At The End Of The Period	$208	$137	$137

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.
In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options.

Supplemental Disclosure

Cash paid for interest	$724	$552	$2,369
Cash paid for income taxes	$-	$-	$-

he accompanying notes are an integral part of the financial statements.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 the Company had no balance in its allowance for doubtful accounts.

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

We have had a history of net losses.

    We incurred net losses of $8,156 for the fiscal quarter ended December 31, 2007, $22,062 for the six months ended December 31, 2007 and a total of $751,593 from inception through December 31,2007. At December 31,2007, we reported a stockholders’ deficit of $174,851. We have been funding our operations primarily through the sale of our securities and loans from our major shareholder and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

    For the fiscal year ended June 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate projects which will use our licensed technology; and

●	our ability to generate revenues from this and other technology which we may acquire..

    Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $100,000 and $120,000 for the year ending June 30, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We will be forced to continue to borrow money from our shareholder , Pinnacle Resources,Inc. until at least December 2008, which will increase our debt and make repayment more difficult.

    Because it is expected that our business will not generate substantial revenues in 2008, we will be required to continue to borrow money from our shareholder , Pinnacle Resources, Inc. , to finance operations. Pinnacle Resources, Inc. has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our our shareholder , Pinnacle Resources,Inc, we could be unable to continue as a viable business.

    As of December 31, 2007, we owed our our shareholder , Pinnacle Resources,Inc., $105,300 including accrued interest. Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

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

    As of  December 31, 2007, we had cash of $137. We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

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

    As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. As of January 1, 2008, we have issued no shares of our common stock in connection with strategic acquisitions. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

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

    The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 1, 2007, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

•	our inability to manufacture syngas as efficiently as we expect due to factors related to costs and supply of feedstocks, energy or water,

•	market factors affecting the demand for syngas such as price, competition and general economic conditions,

•	discontinuation or limitations on state and federal alternative energy subsidies,

•	negative public sentiment toward alternative energy production and use, and

•	environmental restrictions increasing the costs and liabilities of alternative energy production.

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

    We are currently authorized to issue up to 50,000,000 shares of common stock, of which 5,641,041 shares were issued and outstanding as of February 1, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

    Our growth strategy encompasses a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

•	Develop production capacity using our licensed technology;
•	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;
•	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;
•
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

•	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

    Our corporate headquarters are located at 9600 East Arapahoe Road, Suite 260, Englewood, Colorado 80112, and our telephone number is (303) 790-8503. We do not currently have a website.

Results of Operations

    Net Loss. We incurred a net loss of $8,156 for the three months ended December 31, 2007 compared to a net loss of $38,271 for the three months ended December 31, 2006. We incurred a net loss of $22,062 for the six months ended December 31, 2007 compared to a net loss of $101,114 for the six months ended December 31, 2006. We incurred a net loss of $751,593 from inception through December 31, 2007.

    The net loss for the three months ended December 31, 2007 and for the three months ended December 31, 2006 resulted primarily from operating general and administrative expenses. Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2008; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

    Revenue. We had no revenues for the three months ended December 31, 2007. We have had no revenue during the relevant reporting periods, including for the three months ended December 31, 2007.

    Operating Expenses. We incurred operating expenses of $7,317 for the three months ended December 31, 2007 compared to operating expenses of $37,655 for the three months ended December 31, 2006.  We incurred operating expenses of $20,614 for the six months ended December 31, 2007 compared to operating expenses of $99,870 for the six months ended December 31, 2006. We incurred operating expenses of $743,477 from inception through December 31, 2007.

    Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

    Gross Profit (Loss). We had no gross profit since inception, including for the three months ended December 31, 2007.

    Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

    As of December 31, 2007, we had cash totaling $137.

    For the six months ended December 31, 2007, we had net cash of $ 1,604 used for operating activities, compared to $68,227 for the six months ended December 31, 2006. From inception through December 31, 2007, we had net cash of $574,634 used for operating activities.

    For the six months ended December 31, 2007, we had no net cash provided by financing activities, compared to $43,000 for the six months ended December 31, 2006. From inception through December 31, 2007, we had net cash of $575,891 provided by financing activities. Most of the financing came from the sale of common stock. Some of the financing came from loans.

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

    In December 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENERGY HOLDING CORP.

Date: February 12, 2008	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Date: February 12, 2008	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)