Form 10QSB/A
period 2007-03-31
GREEN ENERGY HOLDING CORP
filed 2008-05-13
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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

    For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

■	our ability to locate projects which will use our licensed technology; and

■	our ability to generate revenues from this and other technology which we may acquire..

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

     The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 1, 2007, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

■	our inability to manufacture syngas as efficiently as we expect due to factors related to costs and supply of feedstocks, energy or water,

■	market factors affecting the demand for syngas such as price, competition and general economic conditions,

■	discontinuation or limitations on state and federal alternative energy subsidies,

■	negative public sentiment toward alternative energy production and use, and

■	environmental restrictions increasing the costs and liabilities of alternative energy production.

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

    Our growth strategy encompasses a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

■	Develop production capacity using our licensed technology;
■	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;
■	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;
■
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

■	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

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

GREEN ENERGY HOLDING CORP.

Date: May 13, 2008	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Date: May 13, 2008	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)