Form 10QSB
period 2008-03-31
GREEN ENERGY HOLDING CORP
filed 2008-05-13
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

As of May 1, 2008, registrant had outstanding 1,106,109 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 1, 2008) was approximately $62,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
GREEN ENERGY HOLDING CORP.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Green Energy Holding Corp. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Mar. 31, 2008
ASSETS

Current assets
Cash	$38
Total current assets	38

Fixed assets	1,120
Less accumulated depreciation	(788)
332

Total Assets	$370

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$54,183
Related party payables	101,150
Notes payable - related party	13,000
Notes payable	15,000
Total current liabilties	183,333

Total Liabilities	183,333

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106
Additional paid in capital	575,636
Deficit accumulated during the development stage	(759,705)

Total Stockholders' Equity	(182,963)

Total Liabilities and Stockholders' Equity	$370

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Oct. 14, 2003
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Revenue	$10,000	$-	$10,000	$-	$10,000

Operating expenses:
Depreciation	56	56	168	168	788
Research and development					307
General and administrative	36,862	7,167	136,620	27,969	748,984
Write-offs					10,621
	36,918	7,223	136,788	28,137	760,700

Income (loss) from operations	(26,918)	(7,223)	(126,788)	(28,137)	(750,700)

Other income (expense):
Interest income					621
Interest expense	(568)	(889)	(1,812)	(2,337)	(9,626)
	(568)	(889)	(1,812)	(2,337)	(9,005)

Income (loss) before provision
for income taxes	(27,486)	(8,112)	(128,600)	(30,474)	(759,705)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(27,486)	$(8,112)	$(128,600)	$(30,474)	$(759,705)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.01)	$(0.12)	$(0.03)

Weighted average number of
common shares outstanding	1,106,109	1,106,109	1,106,109	1,106,109

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(128,600)	$(30,174)	$(759,705)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	168	168	788
Accrued payables	12,581	9,853	58,562
Related party payables	34,153	18,450	101,150
Write-offs			10,621
Compensatory stock issuances	13,501		13,851
Net cash provided by (used for)
operating activities	(68,197)	(1,703)	(574,733)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Net cash provided by (used for)
investing activities	-	-	(1,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Financing Activities:
Notes payable related party - borrowings			60,000
Notes payable related party - payments			(47,000)
Sales of common stock	43,000		552,891
Option issuance			10,000
Net cash provided by (used for)
financing activities	43,000	-	575,891

Net Increase (Decrease) In Cash	(25,197)	(1,703)	38

Cash At The Beginning Of The Period	25,435	1,741	-

Cash At The End Of The Period	$238	$38	$38

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.

Supplemental Disclosure

Cash paid for interest	$1,032	$924	$4,462
Cash paid for income taxes	$-	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

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

We have had a history of net losses.

    We incurred net losses of $8,112 for the fiscal quarter ended March 31, 2008, $30,474 for the nine months ended March 31, 2008 and a total of $759,705 from inception through March 31, 2008. At March 31, 2008, we reported a stockholders’ deficit of $182,963. We have been funding our operations primarily through the sale of our securities and loans from our major shareholder and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

    Because it is expected that our business will not generate substantial revenues in 2008, we will be required to continue to borrow money from our shareholder , Pinnacle Resources, Inc. , to finance operations. Pinnacle Resources, Inc. has committed to funding our working capital needs until December 2008, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our our shareholder , Pinnacle Resources,Inc, we could be unable to continue as a viable business.

    As of March 31, 2008, we owed our our shareholder , Pinnacle Resources,Inc., $13,000 including accrued interest. Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

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

    As of  March 31, 2008, we had cash of $38. We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 1, 2008, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

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

We are currently authorized to issue up to 50,000,000 shares of common stock, of which 1,106,109 shares were issued and outstanding as of February 1, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Results of Operations

Revenue. We had no revenues for the three months or the nine months ended March 31, 2008. We had $10,000 in revenue for the three months or the nine months ended March 31, 2007.

Operating Expenses. We incurred operating expenses of $7,223 for the three months ended March 31, 2008 compared to operating expenses of $36,918 for the three months ended March 31, 2007.  We incurred operating expenses of $28,137 for the nine months ended March 31, 2008 compared to operating expenses of $136,788 for the nine months ended March 31, 2007.

 Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Net Loss. We incurred a net loss of $8,112 for the three months ended March 31, 2008 compared to a net loss of $27,486 for the three months ended March 31, 2007. We incurred a net loss of $30,474 for the nine months ended March 31, 2008 compared to a net loss of $128,600 for the nine months ended March 31, 2007. We incurred a net loss of $759,705 from inception through March 31, 2008.

The net loss for all relevant periods resulted primarily from operating general and administrative expenses. Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2008; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of March 31, 2008, we had cash totaling $38.

For the nine months ended March 31, 2008, we had net cash of $1,703 used for operating activities, compared to $68,197 for the nine months ended March 31, 2007.

For the nine months ended March 31, 2008 and 2007, we had no net cash provided by or used for investing activities.

For the nine months ended March 31, 2008, we had no cash used for financing activities, compared to $43,000 for the nine months ended March 31, 2007, which was all related to the sale of common stock.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2008.

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