Form 10KSB
period 2008-06-30
GREEN ENERGY HOLDING CORP
filed 2008-08-29
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: June 30, 2008

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

Common Stock, $0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]  No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes [ ] No [X].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $281,797. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2008, was 1,106,109.

FORM 10-KSB
Green Energy Holding Corp.

References in this document to “Green Energy,” "us," "we," or "Company" refer to Green Energy Holding Corp and its wholly-owned subsidiary.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

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

We have had a history of net losses.

We incurred net losses of $39,488 for the twelve months ended June 30, 2008, compared to net losses of $178,853 for the twelve months ended June 30, 2007 and a total of $769,019  from inception (October, 2003) through June 30, 2008. At June 30, 2008, we reported an accumulated stockholders’ deficit of $92,077. We have been funding our operations primarily through the sale of our securities and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended June 30, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to locate projects which will use our licensed technology; and

t	our ability to generate revenues from this and other technology which we may acquire..

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $100,000 and $120,000 for the period ending December 31, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

If we default in the repayment of loans we owe, including to our shareholder, Pinnacle Resources, Inc., we could be unable to continue as a viable business.

As of June 30, 2008, we owed our shareholder, Pinnacle Resources,Inc., $13,000 including accrued interest.  Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. We also have an additional note payable to an unaffiliated third party for $15,000, unsecured, bearing interest at 5% per annum, due upon the sale of our assets, refinancing, or merger with a going concern. At June 30, 2007 we owed our shareholder, Pinnacle Resources, Inc, $82,700 under non-interest bearing, due on demand for advances extended to finance our operations. In June 2008 Pinnacle Resources, Inc forgave $98,200 in working capital advances and $2,000 in back rent, $100,200 total, owed to it by us.  If our shareholder, Pinnacle Resources, Inc demands payment and we default or if we default in our repayment to the unaffiliated third party when that note is due, we could be unable to continue as a viable business.

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

As of June 30, 2008, we had cash, cash equivalents and short-term investment of $57. We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc., we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forego business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. As of August 1, 2008, we have issued no shares of our common stock in connection with strategic acquisitions. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

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

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently hold the license to a number of issued United States patents. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

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

New alternative energy plants are under construction throughout the United States. This increased production from alternative energy sources such as agricultural products and wood chips could increase feedstock demand and prices, resulting in higher production costs and lower profits.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through July 1, 2008, the high and low bid or sales price for our common stock has been $1.80 and $0.50 per share, respectively. Factors which could affect the market price of our common stock include the following:

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

We are currently authorized to issue up to 50,000,000 shares of common stock, of which 1,106,109 shares were issued and outstanding as of August 1, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Commencing with our fiscal year beginning July 1, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended June 30, 2007, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

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

In June, 2007, our Board of Directors approved a reverse split of common shares, with a record date of June 6, 2007, which was effective on June 18, 2007, with one (1) new share for every five point one (5.1) shares issued and outstanding on June 6, 2007. There was to be no change in par value or in the total number of authorized common shares. A whole share will be issued to any shareholders entitled to a fraction of a share.

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

(c) OPERATIONS

Business and Growth Strategy

Our business and growth strategy encompasses a multi-pronged approach which is geared at ultimately developing syngas production:

•	Acquire dormant industrial facilities with adaptable infrastructure for conversion to syngas production;

•	Adopt a flexible feedstock approach to plant development enabling use of biomass and other feedstocks, where applicable;

•	Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams.

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

(g) BACKLOG

At June 30, 2008, we had no backlogs.

(h) EMPLOYEES

We had one employee as of July 1, 2008, our President. He plans to devote at least 40 hours per week of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

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

(k) RESEARCH AND DEVELOPMENT

In conjunction with the development of our licensed technology, we have not incurred any material research and development costs during the twelve months ended June 30, 2008 and 2007.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy office space on a month-to-month lease, which began on November 1, 2003. We pay $1,000.00 a month for the office space, which we lease from Pinnacle Resources, Inc., a shareholder. We have office equipment. We have our license agreement with BCT. Otherwise, we have no other property. We believe that our facilities are in good working order and are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our shares of common stock are currently dual listed in the Pink Sheets and on the Over-the-Counter Bulletin Board under the trading symbol GEYO.

The following table sets forth, with respect to the periods between July 1, 2007 and June 30, 2008 (inclusive), the high and low bid prices for our common stock for the periods indicated as reported by the Pink Sheets. These bid prices represent prices quoted by broker-dealers in the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

In June, 2007, our Board of Directors approved a reverse split of common shares, with a record date of June 6, 2007, which was effective on June 18, 2007, with one (1) new share for every five point one (5.1) shares issued and outstanding on June 6, 2007. There was no change in par value or in the total number of authorized common shares. A whole share will be issued to any shareholders entitled to a fraction of a share.

Year Ending June 30, 2008	High	Low
First Quarter	$1.01	$0.20
Second Quarter	1.75	0.30
Third Quarter	1.75	0.30
Fourth Quarter	1.75	1.05

	High	Low
Year Ended June 30, 2007
First Quarter	$1.01	$0.37
Second Quarter	0.51	0.25
Third Quarter	4.87	1.68
Fourth Quarter	2.60	0.26

We have no outstanding stock options or other equity compensation plans.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of August 1, 2008, we had a total of 1,106,109 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred ninety-three.

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

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk-disclosure document prepared by the Commission, which:

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

These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Results of Operations

Net Loss. We incurred a net loss of $39,488, or $0.04 per share for the twelve months ended June 30, 2008, compared to a net loss of $178,853, or $0.16 per share for the twelve months ended June 30, 2007. We had a net loss of $769,019 from inception through June 30, 2008.

The decrease in net loss for the twelve months ended June 30, 2008, compared to a net loss for the twelve months ended June 30, 2007, results from lower operating general and administrative expenses.

Our ability to achieve profitable operations is dependent on developing revenue through building facilities. Our expectations are that we will not begin to show profitable operating results before December 2008; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had no revenue for the twelve months ended June 30, 2008.

Operating Expenses. We incurred operating expenses of $30,463 for the twelve months ended June 30, 2008 compared to operating expenses of $176,275 for the twelve months ended June 30, 2007. We had operating expenses of $753,326 from inception through June 30, 2008. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses.

Gross Profit (Loss). We had no gross profit since inception, including for the twelve months ended June 30, 2008.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of June 30, 2008, we had cash, cash equivalents and short-term investments totaling $57.

Net cash used for operating activities was $1,684 for the twelve months ended June 30, 2008 compared to operating activities of $66,194 for the twelve months ended June 30, 2007. We anticipate that overhead costs will remain fairly constant.

Cash flows used by investing activities were $-0-for the periods ended June 30, 2008 and 2007.

Cash flows provided by financing activities accounted for $-0- for the twelve months ended June 30, 2008 compared to financing activities of $42,500 for the twelve months ended June 30, 2007.  These cash flows were all related to sales of stock.

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

If we are unable to secure funds to finance various potential projects, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

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

ITEM 7. FINANCIAL STATEMENTS.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2008

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado  80014
Phone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Green Energy Holding Corp.
Englewood, Colorado

I have audited the accompanying consolidated balance sheets of Green Energy Holding Corp. as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Energy Holding Corp. as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
August 20, 2008	RONALD R. CHADWICK, P.C.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2008
ASSETS

Current assets
Cash	$1,741	$57
Total current assets	1,741	57

Fixed assets - net	500	276

Total Assets	$2,241	$333

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$41,324	$41,614
Related party payables	82,700	18,000
Interest payable	3,006	4,796
Notes payable - related party	13,000	13,000
Notes payable	15,000	15,000
Total current liabilties	155,030	92,410

Total Liabilities	155,030	92,410

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106	1,106
Additional paid in capital	575,636	675,836
Deficit accumulated during the development stage	(729,531)	(769,019)

Total Stockholders' Equity	(152,789)	(92,077)

Total Liabilities and Stockholders' Equity	$2,241	$333

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Revenue	$10,000	$-	$10,000

Operating expenses:
Depreciation	224	224	844
Research and development			307
General and administrative	186,051	30,239	751,554
Write-offs			10,621
	186,275	30,463	763,326

Income (loss) from operations	(176,275)	(30,463)	(753,326)

Other income (expense):
Interest income			621
Interest expense	(2,578)	(9,025)	(16,314)
	(2,578)	(9,025)	(15,693)

Income (loss) before provision
for income taxes	(178,853)	(39,488)	(769,019)

Provision for income tax	-	-	-

Net income (loss)	$(178,853)	$(39,488)	$(769,019)

Net income (loss) per share
(Basic and fully diluted)	$(0.16)	$(0.04)

Weighted average number of
common shares outstanding	1,101,905	1,106,109

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares (1)	($.001 Par)	Capital	Dev. Stage	Equity

Balances at June 30, 2006	1,084,451	$1,085	$519,156	$(550,678)	$(30,437)

Sales of common stock	16,667	16	42,484		42,500

Compensatory stock issuances	4,772	5	13,996		14,001

Fractional shares	219				-

Gain (loss) for the year				(178,853)	(178,853)

Balances at June 30, 2007	1,106,109	$1,106	$575,636	$(729,531)	$(152,789)

Related party debt relief			100,200		100,200

Gain (loss) for the year				(39,488)	(39,488)

Balances at June 30, 2008	1,106,109	$1,106	$675,836	$(769,019)	$(92,077)

(1) As restated for a 1 for 5.1 reverse stock split on June 18, 2007

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(178,853)	$(39,488)	$(769,019)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	224	224	844
Accrued payables	36,781	10,080	95,436
Receivables			(621)
Related party payables	46,653	27,500	69,174
Write-offs			10,621
Compensatory debt issuance	15,000		15,000
Compensatory stock issuances	14,001		14,351
Net cash provided by (used for)
operating activities	(66,194)	(1,684)	(564,214)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Financing Activities:
Notes payable related party - borrowings			60,000
Notes payable related party - payments			(47,000)
Sales of common stock	42,500		552,391
Option issuance			10,000
Net cash provided by (used for)
financing activities	42,500	-	575,391

Net Increase (Decrease) In Cash	(23,694)	(1,684)	57

Cash At The Beginning Of The Period	25,435	1,741	-

Cash At The End Of The Period	$ 1,741	$ 57	$ 57

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options. In 2008 a related party contributed $100,200 to the capital of the Company through related party debt relief.

Supplemental Disclosure

Cash paid for interest	$ 1,225	$ 7,579	$ 10,621
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Green Energy Corp. (the “predecessor corporation”), was originally incorporated in the State of Colorado on October 14, 2003. In December 2006 the predecessor corporation redomiciled in Nevada through a common control merger with Green Energy Holding Corp., a Nevada corporation formed on November 21, 2006. Upon consummation of the merger, the predecessor corporation ceased to exist. In June 2008 Green Energy Holding Corp. was issued 100% of the outstanding shares of a Colorado corporation formed in late December 2006, also called Green Energy Corp. (the “subsidiary”). Green Energy Corp. – predecessor corporation, Green Energy Holding Corp., and Green Energy Corp. - subsidiary are collectively referred to herein as “the Company”.

The Company was formed to capitalize on marketing a specific gasification technology for commercial applications to produce fuels and chemicals. The technology is intended to include the ability to produce a consistent, high quality synthetic gas ("syngas") product that can be used for energy production or as a building block for other chemical manufacturing processes. The principal activities of the Company will be to develop, own, and operate projects based on this specific gasification technology under a license. The Company may sell equipment and services based on this technology to third parties who would build their own facilities. The Company's proposed activities will also include acting as a consultant and advisor for land acquisition and facility construction. In addition, the Company intends to provide construction management expertise in exchange for construction and management fees and a share of the net cash flow of the property. The Company plans to develop its projects with construction and permanent financing to be obtained through the efforts of its management and affiliates.

Development stage company

The Company is currently in the development stage and has no significant operations to date.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Green Energy Holding Corp. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company employs a fiscal year ending June 30.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's fixed assets consist of office equipment recorded at cost of $1,120, with offsetting accumulated depreciation at June 30, 2007 and 2008 of $620 and $844. Depreciation expense in 2007 and 2008 was $224 each year.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. RELATED PARTY TRANSACTIONS

At June 30, 2007 the Company owed a related party shareholder $82,700 under non-interest bearing, due on demand advances extended to finance operations of the Company. In June 2008 the related party forgave $98,200 in working capital advances and $2,000 in back rent, $100,200 total, owed to it by the Company, which was then recorded by the Company as paid in capital from related party debt relief.

The Company leases office space from the same shareholder under a month-to-month agreement at the rate of $2,000 per month in 2007 and $1,000 per month in 2008. Rent expense in 2007 was $19,035 after various rebates, and $12,000 in 2008.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At June 30, 2007and 2008 the Company had approximately $723,000 and $762,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2024. A deferred tax asset of approximately $145,000 and $152,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was approximately $36,000 and $8,000.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

The Company has two notes payable outstanding to a shareholder, unsecured, currently due, bearing interest at 8% per annum, totaling $13,000. Interest expense under the notes in 2007 and 2008 was $1,040 each year. The Company has an additional note payable to an outside party for $15,000, unsecured, bearing interest at 5% per annum, due upon the sale of Company assets, refinancing, or merger with a going concern. Interest expense under this note in 2007 and 2008 was $313 and $750.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock

The Company at June 30, 2007 and 2008 had 50,000,000 shares of authorized common stock, $.001 par value, with 1,106,109 common shares issued and outstanding, as restated for a 1 for 5.1 reverse stock split on June 18 2007.

Preferred stock

The Company at June 30, 2007 and 2008 had 1,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.10 par value, with no shares issued and outstanding.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2007, the Company had 100,000 non-employee stock options outstanding. During 2007 the Company granted no additional stock options and no options were exercised. The Company cancelled the 100,000 options in exchange for the issuance to the holder of a note payable for $15,000, leaving a June 30, 2007 year end outstanding balance of no non-employee stock options. The Company had no stock options outstanding in 2008.

NOTE 6. COMMITMENTS

The Company entered into a technology license agreement with an unrelated corporation in 2003. Under the terms of the agreement, the Company shall pay the licensor a fee of $10,000 per sublicense granted in a third party agreement and a royalty of 2.75% on gross revenues derived by either licensee or any sublicense from the sale or operation of licensed products.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of June 30, 2008 are as follows:

Name	Age	Position
Dennis C. Murphy	59	President and Director
Robert A. Hildebrand	81	Secretary, Chief Financial Officer and Director

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

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees. No stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Compensation of Directors

None of our directors received or were entitled to receive remuneration for the fiscal years ended June 30, 2008, 2007, or 2006.

Item 10. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended June 30, 2008, 2007, or 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dennis C. Murphy	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2007	$72,000	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2006	$72,000	-0-	-0-	-0-	-0-	-0-	-0-
.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of June 30, 2008 a total of 1,106,109 shares were issued and outstanding. The following table sets forth information regarding the number of shares of our common stock beneficially owned as of June 30, 2008:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers, as a group.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Pinnacle Resources, Inc.	127,452	11.5%
9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

David Hornbecker	98,040	8.8%
8553 W. Progress Place
Littleton, CO 80123

Re-Group., Inc.	98,040	8.8%
8547 East Arapahoe Road
Suite J-408
Englewood, Colorado 80112

Dennis C. Murphy	98,041	8.8%
19316 E. Clear Creek Way
Parker, CO 80123

Robert A. Hildebrand	-0-
9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

Glen R. and Beverly Jo Gamble	93,569	8.5%
12892 N. Sierra Circle
Parker, CO 80138

All Officers and
Directors as a Group (two persons)	98,041	8.8%
_______________

(1) All ownership is beneficial and of record, unless indicated otherwise.
(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 At June 30, 2007 we owed our shareholder, Pinnacle Resources, Inc, $82,700 under non-interest bearing, due on demand advances extended to finance our operations. In June 2008 Pinnacle Resources, Inc forgave $98,200 in working capital advances and $2,000 in back rent, $100,200 total, owed to it by us. Therefore, at June 30, 2008 we had two notes payable outstanding to this shareholder, unsecured, currently due, bearing interest at 8% per annum, totaling $13,000. We also have an additional note payable to an unaffiliated third party for $15,000, unsecured, bearing interest at 5% per annum, due upon the sale of our assets, refinancing, or merger with a going concern.

We occupy office space on a month-to-month lease, which began on November 1, 2003. We pay $1,000.00 a month for the office space, which we lease from Pinnacle Resources, Inc.

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

* Previously filed with Form SB-2 Registration Statement, February 27, 2007.

(b)  Reports on Form 8-K. We file no reports under cover of Form 8-Kduring the fiscal year ended June 30, 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $8,500 for the year ended June 30, 2008 and billed an aggregate of $13,520 for the year ended June 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

Our former independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, had no billings for the year ended June 30, 2008 but billed an aggregate of $1140 for the year ended June 30, 2007 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2008.

GREEN ENERGY HOLDING CORP.

Date: August 29, 2008	By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 29, 2008	By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)