Form 10-Q
period 2008-09-30
GREEN ENERGY HOLDING CORP
filed 2008-11-13
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52631

GREEN ENERGY HOLDING CORP.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9600 East Arapahoe Road
Suite 260
Englewood, Colorado 80112

 (Address of principal executive offices)  (zip code)

(303) 790-8503
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                      Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 1, 2008, was 1,106,109.

FORM 10-Q

Green Energy Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREEN ENERGY HOLDING CORP. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

Green Energy Holding Corp.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2008
	June 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$57	$35
Total current assets	57	35

Fixed assets - net	276	220

Total Assets	$333	$255

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$41,614	$43,081
Related party payables	18,000	21,400
Interest payable	4,796	5,407
Notes payable - related party	13,000	13,000
Notes payable	15,000	21,500
Total current liabilties	92,410	104,388

Total Liabilities	92,410	104,388

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 shares issued and outstanding	1,106	1,106
Additional paid in capital	675,836	675,836
Deficit accumulated during the development stage	(769,019)	(781,075)

Total Stockholders' Equity	(92,077)	(104,133)

Total Liabilities and Stockholders' Equity	$333	$255

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Revenue	$-	$-	$10,000

Operating expenses:
Depreciation	56	56	900
Research and development	-	-	307
General and administrative	13,241	9,759	761,313
Write-offs	-	-	10,621
	13,297	9,815	773,141

Income (loss) from operations	(13,297)	(9,815)	(763,141)

Other income (expense):
Interest income	-	-	621
Interest expense	(609)	(2,241)	(18,555)
	(609)	(2,241)	(17,934)

Income (loss) before provision
for income taxes	(13,906)	(12,056)	(781,075)

Provision for income tax	-	-	-

Net income (loss)	$(13,906)	$(12,056)	$(781,075)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,106,109	1,106,109

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(13,906)	$(12,056)	$(781,075)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	56	56	900
Accrued payables	7,768	2,078	97,514
Receivables			(621)
Related party payables	6,600	3,400	72,574
Write-offs			10,621
Discount interest	-	1,000	1,000
Compensatory debt issuance	-	-	15,000
Compensatory stock issuances			14,351
Net cash provided by (used for)
operating activities	518	(5,522)	(569,736)

Cash Flows From Investing Activities:
Fixed assets	-	-	(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Financing Activities:
Notes payable related party - borrowings	-	5,500	65,500
Notes payable related party - payments	-	-	(47,000)
Sales of common stock	-	-	552,391
Option issuance	-	-	10,000
Net cash provided by (used for)
financing activities	-	5,500	580,891

Net Increase (Decrease) In Cash	518	(22)	35

Cash At The Beginning Of The Period	1,741	57	-

Cash At The End Of The Period	$2,259	$35	$35

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options. In 2008 a related party contributed $100,200 to the capital of the Company through related party debt relief.

Supplemental Disclosure

Cash paid for interest	$161	$630	$11,251
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GREEN ENERGY HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

GREEN ENERGY HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

    The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking  statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

Results of Operations

Net Loss. We incurred a net loss of $12,056 for the three months ended September 30, 2008 compared to a net loss of $13,906 for the three months ended September 30, 2007. We incurred a net loss of $781,075 from inception through September 30, 2008.

The net loss for the three months ended September 30, 2008 and for the three months ended September 30, 2007 results primarily from operating general and administrative expenses. The difference in loss is attributable to the amount of our operating general and administrative expenses. Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2008; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had $-0- in revenue for the three months ended September 30, 2008 compared to $-0- in revenue for the three months ended September 30, 2007. We have had $10,000 in revenue from inception through September 30, 2008.

Operating Expenses. We incurred operating expenses of $9,815 for the three months ended September 30, 2008 compared to operating expenses of $13,297 for the three months ended September 30, 2007.  We incurred operating expenses of $773,141 from inception through September 30, 2008.

 Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The decrease in operating expenses is directly related to the decrease in General and Administrative expenses during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended September 30, 2008.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of September 30, 2008, we had cash totaling $35.

For the three months ended September 30, 2008, we had net cash of $5,522 used for operating activities, compared to $518 provided by operating activities for the three months ended September 30, 2007. From inception through September 30, 2008, we had net cash of $569,736 used for operating activities.

For the three months ended September 30, 2008, we had net cash of $5,500 provided by financing activities, compared to $-0-  for the three months ended September 30, 2007. From inception through September 30, 2008, we had net cash of $580,891 provided by financing activities. Most of the financing came from the sale of common stock.

We do not anticipate significant capital expenditures and investments over the next 12 months. We are continuing to evaluate several opportunities to construct new syngas facilities. We do not plan to use any of our current cash to fund these site acquisitions. We will use additional loans from Pinnacle Resources and cash on hand to fund corporate overhead.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, except for Pinnacle Resources, Inc., we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce investments in technology and research and development and forego business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as Registrants, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We have had a history of net losses.

    We incurred net losses of $12,056 for the fiscal quarter ended September 30, 2008, $13,906 for the fiscal quarter ended September 30, 2007 and a total of $781,075 from inception through September 30, 2008. At September 30,2008, we reported a stockholders’ deficit of $104,133. We have been funding our operations primarily through the sale of our securities and loans from our major shareholder and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

    For the fiscal year ended June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate projects which will use our licensed technology; and

•	our ability to generate revenues from this and other technology which we may acquire..

    Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $100,000 and $120,000 for the fiscal year ending June 30, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We will be forced to continue to borrow money from our shareholder , Pinnacle Resources, Inc. until at least December 2008, which will increase our debt and make repayment more difficult.

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

    As of September 30, 2008, we owed our shareholder , Pinnacle Resources,Inc., $34,400 including accrued interest. Repayment of our debt to our shareholder , Pinnacle Resources,Inc, which accrues interest at 8% per annum, is unsecured. Principal and interest on our debt to Pinnacle Resources,Inc. is currently due. If our shareholder , Pinnacle Resources, Inc demands payment and we default, we could be unable to continue as a viable business..

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

    As of  September 30, 2008, we had cash of $35. We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating several sites to construct new syngas facilities. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options. We will use additional loans from Pinnacle Resources and will cash on hand to fund corporate overhead and opportunistically invest in technology and research and development.

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

    As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. As of September 30, 2008, we have issued no shares of our common stock in connection with strategic acquisitions. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through November 1, 2008, the high and low bid or sales price for our common stock has been $1.80 and $0.30 per share, respectively. Factors which could affect the market price of our common stock include the following:

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

We are currently authorized to issue up to 50,000,000 shares of common stock, of which 1,106,109 shares were issued and outstanding as of November 1, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

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

* Previously filed under cover of Form SB-2 on February 27, 2007.

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

GREEN ENERGY HOLDING CORP.

By:	/s/ Dennis C. Murphy
Dennis C. Murphy,
Chief Executive Officer and President (principal executive officer)

By:	/s/ Robert A. Hildebrand
Robert A. Hildebrand,
Chief Financial Officer (principal financial and accounting officer)