Form 10-Q
period 2008-12-31
GREEN ENERGY HOLDING CORP
filed 2009-02-11
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52631

GREEN ENERGY HOLDING CORP.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2101 N.W. Boca Raton Blvd
Suite 260
Boca Raton, FL  33431
 (Address of principal executive offices)  (zip code)

(561) 400-1050
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 6, 2009 was 15,476,409.

FORM 10-QSB

Green Energy Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREEN ENERGY HOLDING CORP. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2008

Green Energy Holding Corp.
Consolidated Financial Statements
(Unaudited)

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		Dec. 31, 2008
	June 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$57	$19
Total current assets	57	19

Fixed assets - net	276	-

Total Assets	$333	$19

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$41,614	$-
Related party payables	18,000
Interest payable	4,796
Notes payable - related party	13,000
Notes payable	15,000
Total current liabilties	92,410	-

Total Liabilities	92,410	-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,106,109 (June 2008) and 15,476,109 (Dec. 2008)
shares issued and outstanding	1,106	15,476
Additional paid in capital	675,836	843,669
Deficit accumulated during the development stage	(769,019)	(859,126)

Total Stockholders' Equity	(92,077)	19

Total Liabilities and Stockholders' Equity	$333	$19

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Oct. 14, 2003
					(Inception of
	Three Months	Three Months	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenue	$-	$-	$-	$-	$10,000

Operating expenses:
Depreciation	56	56	112	112	956
Research and development					307
General and administrative	7,261	77,562	20,502	87,321	838,875
Write-offs					10,621
	7,317	77,618	20,614	87,433	850,759

Income (loss) from operations	(7,317)	(77,618)	(20,614)	(87,433)	(840,759)

Other income (expense):
Interest income					621
Interest expense	(839)	(433)	(1,448)	(2,674)	(18,988)
	(839)	(433)	(1,448)	(2,674)	(18,367)

Income (loss) before provision
for income taxes	(8,156)	(78,051)	(22,062)	(90,107)	(859,126)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(8,156)	$(78,051)	$(22,062)	$(90,107)	$(859,126)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.05)	$(0.02)	$(0.07)

Weighted average number of
common shares outstanding	1,106,109	1,425,442	1,106,109	1,265,776

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Oct. 14, 2003
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(22,062)	$(90,107)	$(859,126)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	112	112	956
Accrued payables	10,746	(39,043)	56,393
Receivables			(621)
Related party payables	9,600	(18,000)	51,174
Write-offs			10,621
Note discount		1,000	1,000
Compensatory debt issuances			15,000
Compensatory stock issuances			14,351
Net cash provided by (used for)
operating activities	(1,604)	(146,038)	(710,252)

Cash Flows From Investing Activities:
Fixed assets			(1,120)
Loans			(10,000)
Net cash provided by (used for)
investing activities	-	-	(11,120)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREEN ENERGY HOLDING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 14, 2003
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Financing Activities:
Notes payable related party - borrowings		5,500	65,500
Notes payable related party - payments		(34,500)	(81,500)
Sales of common stock		175,000	727,391
Option issuance			10,000
Net cash provided by (used for)
financing activities	-	146,000	721,391

Net Increase (Decrease) In Cash	(1,604)	(38)	19

Cash At The Beginning Of The Period	1,741	57	-

Cash At The End Of The Period	$137	$19	$19

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 500,000 shares of common stock for assets recorded at $0.
In 2007 the Company issued a note payable for $15,000 in exchange for the cancellation of
100,000 common stock options. In 2009 the Company recorded paid in capital from debt relief of $7,203.

Supplemental Disclosure

Cash paid for interest	$724	$4,241	$14,862
Cash paid for income taxes	$-	$-	$-

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

NOTE 2. OTHER MATTERS

On December 29, 2008 the Company completed a stock purchase agreement with outside investors, selling the investors 14,370,000 common shares for $175,000 in cash. In addition, current Company shareholders transferred an additional 575,000 common shares to the outside investors, leaving the outside investors with approximately 96.5% of the Company’s issued and outstanding common shares.  Pursuant to the terms of the Agreement, immediately following the closing, the Company had no financial obligations to any third parties.   The purchase price was negotiated between the parties and has no bearing of the price of the Company’s common stock.  The sale of common stock was made to unrelated third parties.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking  statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Overview and History

Green Energy Corp., originally organized as a Colorado corporation, organized under the laws of the State of Colorado and referred to in this document as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.

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

In December, 2006, Old Green Energy structured a transaction, which is commonly referred to as a “change of domicile.” In connection with this transaction, a new corporation was formed under the laws of the State of Nevada with the name GREEN ENERGY HOLDING CORP. (the “Company”). Thereafter, Old Green Energy merged into the Company, which became the surviving corporation. The stockholders of the Company received the same number of shares they previously held in Old Green Energy. The Company succeeded to the business of Old Green Energy as its sole line of business.

Our Business

The Company was originally organized in October 2003 to capitalize on the growing market for alternative fuels and its co-products.  The Company acquired a non-exclusive license to a specific technology for the conversion of biomass to synthesis gas (“syngas”). The technology includes the ability to produce a consistent, high-quality syngas product that can be used for energy production or as a building block for other chemical manufacturing processes.

Through the end of calendar 2008, our growth strategy has encompassed a multi-pronged approach which is geared at ultimately developing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

*	Develop production capacity using our licensed technology;
*	Acquire dormant industrial facilities with adaptable infrastructure for conversion to alternative energy production;
*	Adopt a flexible feedstock approach to plant development enabling use of various feedstocks, where applicable;
*
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages; and

*	Manufacture and market products for use with fuels other than syngas, such as a biodiesel and to produce and sell these products in certain U.S. territories.

Following the sale of 96.5% of the Company’s capital stock at the end of calendar 2008, the Company decided to modify its focus, concentrating on acquiring cash producing oil and gas properties in middle region of the United States, as well as venturing with non-producing properties with a potential upside to increase production and value, utilizing our expertise and experience.  Additionally, it expects to also focus on all developing aspects of green energy in the Middle East and Africa regions.

Our corporate headquarters are located at 2101 N.W. Boca Raton Blvd, Suite 1, Boca Raton, FL  33431, and our telephone number is (561) 445-1050. We do not currently have a website.

Results of Operations

Net Loss. We incurred a net loss of $78,051 for the three months ended December 31, 2008 compared to a net loss of $8,156 for the three months ended December 31, 2007. We incurred a net loss of $859,126 from inception through December 31, 2008.

The net loss for the three months ended December 31, 2008 and for the three months ended December 31, 2007 results primarily from operating general and administrative expenses. The increase in the net loss was based on accrued amounts due to investor financial advisors ($35,000) and for legal fees ($37,000).  These obligations have not included as part of the accrued payables in the financial statements.  The remainder in loss is attributable to the amount of our operating general and administrative expenses. Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before the third quarter of our 2009 fiscal year, which commences July 1, 2009; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

During the three months ended December 31, 2008, the Company wrote off $77,618 of obligations to third parties (included some to related parties).  Portions of these obligations were forgiven by certain of the Company’s creditors.

Revenue. We had $-0- in revenue for the three months ended December 31, 2008 compared to $-0- in revenue for the three months ended December 31, 2007. We have had $10,000 in revenue from inception through December 31, 2008.

Operating Expenses. We incurred operating expenses of $77.618 for the three months ended December 31, 2008 compared to operating expenses of $7.317 for the three months ended December 31, 2007.  We incurred operating expenses of $840.759 from inception through December 31, 2008.

 Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended December 31, 2008.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of December 31, 2008, we had cash totaling $57.

For the six months ended December 31, 2008, we had net cash of $146,038 used for operating activities, compared to $1,604 provided by operating activities for the six months ended December 31, 2007. From inception through December 31, 2008, we had net cash of $710,252 used for operating activities.

For the six months ended December 31, 2008, we had net cash of $146,000 provided by financing activities, compared to $-0-  for the six months ended December 31, 2007. From inception through December 31, 2008, we had net cash of 721,391 provided by financing activities. Most of the financing came from the sale of common stock.

This increase in net cash was a result of the Company’s selling 14,370,700 shares of our common stock for an aggregate of $175,000.  Following the closing of the sale, the new stockholders owned 96.5% of our outstanding shares immediately following the transaction, with the transaction cost not to exceed $500,000.  The proceeds from the sale were used to satisfy all of our outstanding liabilities and we received releases from our creditors.  The purchase price was negotiated between the parties and has no bearing of the price of the Company’s common stock.  The sale of common stock was made to unrelated third parties.  Pursuant to the terms of the Agreement, immediately following the closing, the Company had no financial obligations to any third parties.

Following the sale, the purchasers currently intend to continue the Company’s business focus of in the areas of  oil and gas, including exploration and development, as well as other energy projects including power development, both domestically and internationally.  We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects, both domestically and in the Middle East. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Subsequent Events

       Following the closing of the sale of the common stock, the Company received an additional $325,000 for foreign investors in connection with the sale of 11,585,700 shares.  These proceeds are being used to cover closing costs not to exceed $500,000.

       These shares have been reserved, but will not be issued until the proposals described in an Information Statement to be filed with the Securities and Exchange Commission and mailed to the Company’s stockholders become effective.  The proposals include (i) changing the Company’s name, (ii) increasing its authorized shares, (iii) effectuating a change in the majority of its directors, and (iv) opting out of certain provisions of Nevada law relating to combinations with interested stockholders.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.  The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment..

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

We have had a history of net losses.

We incurred net losses of $78,051 for the fiscal quarter ended December 31, 2008, $8,156 for the fiscal quarter ended December 31, 2007 and a total of $859,126 from inception through December 31, 2008. At December 31,2008, we reported a stockholders’ equity of $19. Through December 28, 2008, we have been funding our operations primarily through the sale of our securities and loans from our major shareholder.  Effective December 29, 2008, we sold approximately 96.5% of newly issued stock for $175,000, which does not include the transaction fees and services not to exceed $500,000,  and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

For the fiscal year ended June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate projects which will use our licensed technology; and

*	our ability to generate revenues from this and other technology which we may acquire..

We recently expanded our business plan to include oil and gas, as well as alternative energy.  There will be additional costs to the Company as we expand focus.  We expect our operating costs to range between $200,000 and $250,000 for the fiscal year ending June 30, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues could cause us to go out of business.

We will be forced to continue to seek financing partners, either through debt or equity, to fund our ongoing business.

We recently sold approximately 96.5% of our Company to unrelated third parties.  While the new stockholders expect to enter into agreements with third parties in the energy arena, no agreements have been entered into.  Because it is expected that our business will not generate substantial revenues through the end of our fiscal year, June 30, 2009, we will be required to find financing resources.

We will need to raise additional funds in order to achieve our business objectives.

As of December 31, 2008, we had cash of $146,038.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We believe that the implementation of our proposed expansion strategy and execution of our business plan will depend to a significant extent upon the efforts and abilities of our officers and key personnel. Because the oil, gas and alternative energy industries are highly competitive,  we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related businesses are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers.

Because we are smaller and have fewer financial and other resources than energy focused companies, we may not be able to successfully compete in the very competitive industry.

There are significant competition among existing oil, gas, and alternative energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

The United States oil, gas, alternative energy industry is highly dependent upon federal and state legislation and regulation and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from December, 2004 through January 31, 2009, the high and low bid or sales price for our common stock has been $7.19and $.15 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 50.0 million shares of common stock, of which 15,476,409 shares were issued and outstanding as of January 31, 2009.  This amount does not include an additional 11,585,700 shares that will be issued once the number of authorized shares has increase as follows:  we will increase the number of our authorized shares to 100.0 million shares of common stock, and 25.0 million shares of preferred stock.   Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Commencing with our fiscal year beginning July 1, 2010, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning July 1, 2010, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended June 30, 2007, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

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

Upon our amending our certificate of incorporation authorizes us to issue up to 25.0 million shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective December 29, 2008, we sold a total of 14,370,700 newly issued common shares, representing approximately  96.5% of its outstanding common stock after the sale.  The purchase price for these shares was an aggregate of $175,000, the proceeds of which were used to pay outstanding Company liabilities.  This amount does not include additional acquisition expenses, which include legal fees, accounting expenses and administrative expenses with the total transaction cost not to exceed  $500,000.

The shares were sold to accredited investors pursuant to Section 4(2) and Regulation  D of the Securities Act of 1933, as amended.  Additionally, 72% were also sold to non-U.S. persons pursuant to Regulation S of the Securities Act.  Each of the purchasers was provided with, or had access to, information including financial information about the Company.  We also filed a Form D with the Securities and Exchange Commission.

In January 2009, we received proceeds of $325,000 from foreign investors in connection with the purchase of 11,585,700 shares of our common stock.  These proceeds will to be used for working capital.  The shares were sold to accredited investors pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.  Each of the purchasers was provided with, or had access to, information including financial information about the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about December 27, 2008, upon a recommendation by our Board, a majority of the Company’s shareholders approved the sale of approximately 96.5% of the Company for $175,000.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
10.1	Stock Purchase Agreement between the Company and the Representative of the Stockholders, effective December 29, 2008 (filed with the Securities and Exchange Commission on Form 8-K on January 5, 2009).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on February 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2009.

GREEN ENERGY HOLDING CORP.

By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)