Form 10-Q
period 2009-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2009-05-15
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2101 N.W. Boca Raton Blvd
Suite 260
Boca Raton, FL  33431
 (Address of principal executive offices)  (zip code)

(561) 400-1050
(Registrant's telephone number, including area code)

GREEN ENERGY HOLDING CORP.
(former name, former address and former year end  if changed from last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: May 10, 2009 was 15,476,409.

FORM 10-Q
Energy Holdings International, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holdings Corp.)
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$260	$57
Total current assets	260	57

Fixed assets – net	-	276

TOTAL ASSETS	$260	$333

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accrued payables	$-	$41,614
Related-party payables	-	18,000
Interest payable	-	4,796
Notes payables - related parties	-	13,000
Notes payable	-	15,000
Total current liabilities	-	92,410

TOTAL LIABILITIES	-	92,410

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, $0.10 par value; 25 million shares authorized, none issued and outstanding at March 31, 2009 or June 30, 2008	-	-
Common stock, $0.001 par value; 100 million shares authorized, 15,476,409 and 1,106,109 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	15,476	1,106
Common stock committed	11,586	-
Additional paid in capital	891,343	675,836
Deficit accumulated during the development stage	(918,145)	(769,019)

TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	260	(92,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260	$333

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,		Inception (10/14/03)
	2009	2008	2009	2008	to 03/31/09

REVENUES	$-	$-	$-	$-	$10,000

OPERATING EXPENSES
Depreciation	276	168	164	56	1,120
Research and development	-	-	-	-	307
General and administrative	146,176	27,969	58,855	7,167	897,730
Write offs	-	-	-	-	10,621
	146,452	28,137	59,019	7,223	909,778

Income (loss) from operations	(146,452)	(28,137)	(59,019)	(7,223)	(899,778)

OTHER INCOME AND EXPENSE
Interest income	-	-	-	-	621
Interest expense	(2,674)	(2,337)	-	(889)	(18,988)

NET INCOME (LOSS)	$(149,126)	$(30,474)	$(59,019)	$(8,112)	$(918,145)

Loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.00)	$(0.01)
Weighted average no. of shares outstanding	5,931,308	1,106,109	15,476,409	1,106,109

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
From June 30, 2008 to March 31, 2009
(Unaudited)

	Capital Stock
	Shares	Par Value	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit During the Development Stage	Total Stockholders' Equity

Balance, June 30, 2008	1,106,109	$1,106	$675,836	$-	$(769,019)	$(92,077)

Shares issued for cash	14,370,300	14,370	160,630			175,000

Expenses paid by related party			66,463			66,463

Common stock committed to be issued			(11,586)	11,586		-

Net loss, nine months ended March 31, 2009					(149,126)	(149,126)

Balance, March 31, 2009	15,476,409	$15,476	$891,343	$11,586	$(918,145)	$260

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		Inception
	2009	2008	(10/14/03) to 03/31/09

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,126)	$(30,174)	$(918,145)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation	276	168	1,120

Change in operating assets and liabilities:
Accrued payables	(61,410)	9,853	49,026
Receivables	-	-	(621)
Related-party payables	(18,000)	18,450	51,174
Write offs	-	-	10,621
Note discount	-	-	-
Compensatory stock issuances	-	-	14,351

Net cash used in operating activities	(228,260)	(1,703)	(792,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(1,120)
Loans	-	-	(10,000)

Net cash used in investing activities	-	-	(11,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable, related party - borrowings	-	-	60,000
Notes payable, related party - payments	(13,000)	-	(60,000)
Sales of common stock	175,000	-	727,391
Options issuance	-	-	10,000
Expenses paid by related party	66,643	-	66,643

Net cash provided by/(used in) financing activities	228,463	-	803,854

Net change in cash and equivalents	203	(1,703)	260
Cash and equivalents, beginning of period	57	1,741	-
Cash and equivalents, end of period	260	38	260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	4,796	1,032	15,417
Cash paid for income taxes	-	-	-

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
(Formely Green Energy Holdings Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Energy Holdings International, Inc. (the “Company”), was incorporated in the State of Nevada on November 30, 2006 as a successor corporation to Green Energy Corp. which was incorporated in the State of Colorado on October 14, 2003. Green Energy Corp. acquired Green Energy Holding Corp. on December 18, 2006.

On March 10, 2009, the Company amended the Articles of Incorporation to change its name from Green Energy Holding Corp. to Energy Holdings International, Inc.

The Company is a holding corporation currently exploring various opportunities in the energy area.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2008 and are herein incorporated by reference.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2009 and June 30, 2008.

Accounts receivable

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  There were no accounts receivable as of March 31, 2009 or June 30, 2008.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
(Formely Green Energy Holdings Corp.)
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

NOTE 2. CHANGE OF CONTROL

On December 29, 2008 the Company completed a stock purchase agreement with outside investors, selling the investors 14,370,300 common shares for $175,000 in cash. In addition, current Company shareholders transferred an additional 575,000 common shares to the outside investors, leaving the outside investors with approximately 96.5% of the Company’s issued and outstanding common shares.   Pursuant to the terms of the Agreement, immediately following the closing, the Company had no financial obligations to any third parties.   The purchase price was negotiated between the parties and has no bearing of the price of the Company’s common stock.  The sale of common stock was made to unrelated third parties.

As part of the change of control and recapitalization of the Company, we committed to issuing an additional 11,585,700 shares.  After issuing these shares, the Company will have 27,062,109 shares outstanding and will have issued 25,956,000 shares to affect the change in control.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
(Formely Green Energy Holdings Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $149,126 for the nine months ended March 31, 2009 and has an accumulated deficit of $918,145 as of March 31, 2009. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations.  As of March 31, 2009, the Company had $260 in cash and cash equivalents.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. CAPITAL STRUCTURE

On March 10, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares to 100 million shares of $0.001 par-value common stock and 25 million shares of $0.001 par-value preferred stock.

As of March 31, 2009, the Company had 15,476,409 shares of common stock outstanding and no preferred shares outstanding.

During the three months ended March 31, 2009, certain shareholders paid administrative expenses on behalf of the company in the amount of $66,463.  These amounts were recorded as general and administrative expenses and capital contributed.

As is more fully discussed in Note 2, as part of the change of control and recapitalization of the Company, we committed to issuing an additional 11,585,700 shares.

There were no options, warrants or other potentially dilutive securities outstanding at March 31, 2009.

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

On December 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to issue 14,370,300 shares to accredited investors for $175,000, giving those outside investors approximately 96.5% controlling interest in the Company.

On March 10, 2009, the Company amended the Articles of Incorporation to change its name from Green Energy Holding Corp. to Energy Holdings International, Inc.

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

Results of Operations

Net Loss. We incurred a net loss of $149,126 for the nine months ended March 31, 2009 compared to a net loss of $30,474 for the same period in 2008. We incurred a net loss of $918,145 from inception through March 31, 2009.

The increase in net loss for the nine months ended March 31, 2009 versus the same period in 2008 is primarily due to increases in the costs of financial advisors and legal fees related to our statutory filings and other matters related to the change of control of the Company.

Our operating expenses have generally included only general and administrative expenses as we are still in the development stage and are seeking to invest in energy-related assets.

Liquidity and Capital Resources

As of March 31, 2009, we had $260 cash and cash equivalents.

For the nine months ended March 31, 2009, we consumed $228,260 in operating activities, compared to $1,703 for the nine months ended March 31, 2008.  The increase is mostly attributable to paying existing operating liabilities related to the change in the control.  From entry to the development stage (October 14, 2003) through March 31, 2009, we consumed $792,494 in operating activities.

For the nine months ended March 31, 2009, net cash provided by financing activities was 228,463, principally from the sale of common stock related to the change in control of the Company.

Following the change in control of the Company, the purchasers currently intend to continue the Company’s business focus of in the areas of  oil and gas, including exploration and development, as well as other energy projects including power development, both domestically and internationally.  We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects, both domestically and in the Middle East. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

The accounting policies that we follow are set forth in our report on Form 10-K as of June 30, 2008 and are incorporated herein by reference. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended March 31, 2009.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective December 29, 2008, we sold a total of 14,370,300 newly issued common shares, representing approximately  96.5% of its outstanding common stock after the sale.  The purchase price for these shares was an aggregate of $175,000, the proceeds of which were used princiipally to pay outstanding Company liabilities.

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

On February 19, 2009, the Company filed an Information Statement with the Securities and Exchange Commission, copies of which were also provided to its shareholders of record.  A majority of stockholders had previously approved the proposals so no vote or proxy was required.  The proposals contained in the Information Statement  were as follows:  (1) to approve a change in the majority of its Directors; (2) to approve an amendment to its Articles of Incorporation to change our name to Energy Holdings International, Inc.; to (3) to amend the Articles of Incorporation whereby we will increase our authorized capital to 100,000,000 shares of common stock, par value $.001 and 50,000,000 shares of preferred stock, par value $.001; and (4) to amend the Articles of Amendment to provide that the Company shall not be subject to provisions of Nevada law with respect to combination with interested stockholders.  On March 18, 2009i, the Articles of Incorporation were amended to include or modify the Articles.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

3.1*	Articles of Incorporation
3.1.1*	Articles of Amendment filed with the Nevada Secretary of State (filed with the Securities and Exchange Commission on Form 8-K/A on March 24, 2009)
3.2*	Bylaws
21 *	List of Subsidiaries.
10.1	Stock Purchase Agreement between the Company and the Representative of the Stockholders, effective December 29, 2008 (filed with the Securities and Exchange Commission on Form 8-K on January 5, 2009).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

ENERGY HOLDING INTERNATIONAL, INC.

By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)