Form 10-K
period 2009-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2009-10-13
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2009
Commission File No. 000-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-4574476
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

2101 N.W. Boca Raton Blvd., Suite 1, Boca Raton, FL 33431
 (Address of principal executive offices)(zip code)

(561) 400-1050
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during thaw preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $531,109.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  29,662,109 shares as of October 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

FORWARD LOOKING STATEMENTS

Statements made in this Annual Report are “forward-looking statements” and are not historical facts. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements. You should be aware that these forward-looking statements are subject to risks and uncertainties. Additionally, our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise these statements, whether because of new information, future events or otherwise. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

•	Our ability to successfully implement our business plans, including expanding our markets, developing oil & gas and power generation assets;
•	Continuing and cultivating our relationships with current and new vendors;
•	Funding our growth in a manner that is beneficial to our stockholders;
•	Trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, and services and acquisition opportunities;
•	Depending on third party suppliers outside the United States;
•	The impact of adverse weather conditions, both in our targeted markets, as well as with respect to our foreign suppliers; and
•	Other risks referenced from time to time in our SEC filings.

ITEM 1.	DESCRIPTION OF BUSINESS

Executive Summary

Energy Holdings International, Inc. is focused on acquiring, developing and managing energy assets across in the Middle East, Asia and the Americas. The Company is led by a group of executive officers and directors with extensive experience in sourcing, acquiring and managing assets across the globe.  EHII is dedicated to finding new, long-term energy solutions that are safe, economically viable and environmentally friendly to enhance the future of countries and economies worldwide. It is responding to international, political, environmental and free market demands for investments in the Independent Power Project (IPP) market with safer, cleaner and more technologically advanced energy sources. The Company is dedicated to the task of providing the best management and advisory services available in the complex arena of international business and project development in oil and gas production and power generation.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.  However, as of the date of this filing, no definitive agreements or arrangements have been finalized.

Background

The Company’s predecessor, Green Energy Corp. was originally organized as a Colorado corporation, referred to in this document as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.  On November 20, 2003, Old Green Energy filed a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code relating to a proposed offering of up to 1.8 million shares of common stock, which was declared effective by the Colorado Division of Securities on January 21, 2004. The offering, which closed on June 29, 2004, raised $263,850 and sold a total of 527,700 shares in the offering.   In December 2006, Old Green Energy reincorporated as a Nevada corporation and changed its name to Green Energy Holding Corp.

On December 28, 2008, GEHC entered into a stock purchase agreement to issue 14,370,300 shares to accredited investors for $175,000, giving those outside investors approximately 96.5% controlling interest in the Company.   An additional $325,000 was used for legal and accounting fees and expenses, as well as administrative fees and costs.  The aggregate cost of the change in control totaled $500,000.

On March 10, 2009, the Company amended the Articles of Incorporation to change its name from Green Energy Holding Corp. to Energy Holdings International, Inc.

EHII’S Business Strategy and Objectives

Oil & Gas Exploration

EHII’s acquisition and management strategy is focused on accumulating a portfolio of high cash generation producing assets across the oil and gas exploration and power generation sectors. Management has developed a pipeline of assets and secured preliminary terms for bank financing of potential acquisitions.

The Company believes that the global economic slowdown has created a unique opportunity to acquire and develop assets in the chosen sectors. Oil and gas prices recent depression has put many assets in distressed status due to the high leverage acquired in recent years. The distressed pricing on many assets and the long-term global demand for fossil fuels has presented EHII with what it expects is an opportunity to acquire several producing assets in the Midwestern United States. Its objective is to acquire cash flow positive properties with large unproven or undeveloped deposits.  To date, EHII has not entered into any definitive agreements with such assets and cannot assure anyone that it will be able to or if it does, it will be on terms advantageous to the Company.

Power generation demand will be driven by the growth in demand from emerging markets, redevelopment of aged assets in the developed world and finally incremental demand. EHII will develop projects and acquire existing assets across the Middle East and Africa regions. The Company’s investment criteria for such projects and assets include long-term contracts, economic soundness of economy and local demand.

The Company’s specific strategies for value enhancement in the Power Generation sector are tailored to local requirements, but the company seeks to achieve the following:

•
Optimize the operations of acquired power plants, which includes maintaining our assets to high standards of safety and operating performance, managing our assets on a portfolio basis, particularly with regard to contingency and strategic spare parts planning so as to minimize the loss of generation during planned and forced outages, and closely co-coordinating our plant operation with trading activity to maximize the value of uncontracted output;  and standardizing management reporting for all investments;

•
Leverage operational assets to enhance earnings in several ways, including financing at a variety of corporate, project and intermediate corporate levels, capturing operational, trading, and administrative economies of scale in asset aggregation; capitalizing on market knowledge derived through asset ownership, and leveraging off the skills, expertise and ideas of the management team;

•
Grow trade assets to maximize value over time, and to seek to maximize the value of investments through dispositions if this generates a higher return, or if the management team determines, a comparable return can be obtained with lower risk elsewhere; and

•	Seek effective routes to market in those geographical areas where it is appropriate.

Power generation demand will be driven by the growth in demand from emerging markets, redevelopment of aged assets in the developed world and finally incremental demand. The Company intends to acquire and build out power generation plants across the Middle East, North Africa, South America and Southeast Asian regions.  However, EHII has not entered into any definitive agreements with any persons to acquire or build out such plants nor does it assure anyone that it will be able to do so.

The Oil & Gas and Power Generation Industry

The Independent Power Industry

Power generation is a strong and attractive global sector due to the significant demand growth in developing economies, replacement capacity required in many developed countries and tightening reserve requirements. EHII intends to focus power generation efforts in the Middle East and Africa regions.

The Middle East region offers stable governments, low country risk ratings and good credit ratings, which allows for the availability of long-term PWPAs with attractive return on investment and the availability of capital needed for development and acquisitions. GDP growth rates average 5-8% per annum with power growth rates averaging 6-10% per annum.

There is pressure on development plans throughout the industry due to the global liquidity crisis. This creates a unique opportunity for firms that are well capitalized.

Revenue Source

EHII expects that it may derive revenues from equity positions in oil and gas and power projects and consulting engagements performed for external groups. It also anticipates that additional revenue could be in the form of development fees from Farm-In Agreements with new partners in EHII projects, carried and royalty interest from projects revenue, and when appropriate, in the form of capital gains from the sale of all or a portion of EHII ownership interest in a project.

Regulatory Approvals and Environmental Laws

EHII is subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

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

The international, federal and state rules and regulations are constantly changing.  There may be additional restrictions or requirements in the future to which EHII will be subject, which may adversely affect the business, as well as its revenues and profitability.

Employees

The Company currently has engaged a Chief Executive Officer, a Chief Financial Officer and a Chief Operating Officer.  To date, these individuals are consultants, but EHII anticipates that in the near future, it will enter into employment agreements with these individuals.

ITEM 1A.     RISK FACTORS

Important Risk Factors Concerning our Business.

You should carefully consider the following risk factors and all other information contained in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties other than those we described below that are not presently known to us or that we believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

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

We have had a history of net losses.

We incurred a net loss of $180,436 for the year ended June 30, 2009, compared to a net loss of $39,488 for the same period in 2008. We incurred a net loss of $949,455 from inception through June 30, 2009. Through June of 2009, we have been funding our operations primarily through the sale of our securities and loans from our major shareholder.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2009, we had cash of $25,600.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. We have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Strategic acquisitions could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures in the oil & gas and power generation industries. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.

We depend on our officers and key personnel and the loss of any of these persons could adversely affect our operations and results.

We believe that implementing our proposed expansion strategy and execution of our business plan to acquire, manage and develop power generation and oil & gas assets will depend to a significant extent upon the efforts and abilities of our officers and key personnel. Because the oil, gas and alternative energy industries are highly competitive, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related businesses are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers.

Because we are smaller and have fewer financial and other resources than energy focused companies, we may not be able to successfully compete in the very competitive industry.

There are significant competition among existing oil, gas, and alternative energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

The United States oil, gas, and  alternative energy industry is highly dependent upon federal and state legislation and regulation and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May, 2004 through September 30, 2009, the high and low bid or sales price for our common stock has been $1.50 and $.15 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 29,662,109 shares were issued and outstanding as of October 12, 2009.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Virtually all shares of our common stock may be offered from time to time in the open market, including the shares offered pursuant to this filing. These sales may have a depressive effect on the market for the shares of our common stock. Moreover, additional shares of our common stock, including shares that have been issued in private placements, may be sold from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated at specified intervals.  Subject to satisfaction of a two-year holding requirement, non-affiliates of an issuer may make sales under Rule 144 without regard to the volume limitations and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Sales of our common stock by our affiliates are subject to Rule 144.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, this could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

Commencing with our fiscal year ended June 30, 2010,  we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning July 1, 2010, our independent registered public accounting firm to report on these assessments.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

From January 2009 through June 30, 2009, the Company used the law offices of Rader & Coleman P.L. as its executive office. This was an accommodation to the Company and no rent was paid during this period.   Additionally, management has determined the value of the rent to be immaterial to the financial statements taken as a whole.  From July 2008 until December 2008, the Company paid a total of $6,000 for office space.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Market Information

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

EHII Common Stock trades on the over-the-counter under the symbol: EGYH.OB.  The following sets forth the range of high and low bid quotations for the periods indicated as reported by Pinks Sheets.  Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions and have not been adjusted for stock splits.

Year Ending June 30, 2009	High	Low
First Quarter	$1.05	$.20
Second Quarter	1.00	.15
Third Quarter	1.00	.20
Fourth Quarter	.51	.17

Year Ending June 30, 2008	High	Low
First Quarter	$1.01	$0.20
Second Quarter	1.75	0.30
Third Quarter	1.75	0.30
Fourth Quarter	1.75	1.05

We currently have no outstanding stock options or other equity compensation plans.

(b)	Our Stockholders

As of June 30, 2009, there were approximately 180 holders of record of EHII common stock.

(c)	Our Dividend Policy

We have never paid, and do not intend to pay, any cash dividends on our common stock for the foreseeable future.  Therefore in all likelihood, an investor in this offering will only realize a profit on his investment, in the short term, if the market price of our common stock increases in value.

(d)	Securities Authorized to be Issued Under our Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

 Overview and History

The Company’s predecessor, Green Energy Corp. was  originally organized as a Colorado corporation, referred to in this document as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.  On November 20, 2003, Old Green Energy filed a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code relating to a proposed offering of up to 1.8 million shares of common stock, which was declared effective by the Colorado Division of Securities on January 21, 2004. The offering, which closed on June 29, 2004, raised $263,850 and sold a total of 527,700 shares in the offering.   In December 2006, Old Green Energy recorporated as a Nevada corporation and changed its name to Green Energy Holding Corp.

On December 28, 2008, GEHC entered into a stock purchase agreement to issue 14,370,300 shares to accredited investors for $175,000, giving those outside investors approximately 96.5% controlling interest in the Company.   An additional $325,000 was used for legal and accounting fees and expenses, as well as administrative fees and costs.  The aggregate cost of the change in control totaled $500,000.

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

Following the sale of 96.5% of the Company’s capital stock at the end of calendar 2008, the Company decided to modify its focus, concentrating on acquiring, developing and managing cash producing oil and gas properties in the Middle East, Asia and the Americas, particularly in the middle region of the United States.  It aspires to find new, long-term energy solutions that are safe, economically viable and environmentally friendly to enhance the future of countries and economies worldwide. It is responding to international, political, environmental and free market demands for investments in the Independent Power Project (IPP) market with safer, cleaner and more technologically advanced energy sources. The Company is dedicated to the task of providing the best management and advisory services available in the complex arena of international business and project development in oil and gas production and power generation.

Our temporary corporate headquarters is currently located at 2101 N.W. Boca Raton Blvd, Suite 1, Boca Raton, FL  33431, and our telephone number is (561) 445-1050. We do not currently have a website.

Results of Operations

Net Loss. We incurred a net loss of $180,436, or $0.02 per share for the twelve months ended June 30, 2009, compared to a net loss of $39,488, or $0.04 per share for the twelve months ended June 30, 2008. We had a net loss of $949,455 from inception through June 30, 2009.  The increase in net loss for the twelve months ended June 30, 2009, compared to a net loss for the twelve months ended June 30, 2008, results from an increase in operating general and administrative expenses.

Our ability to achieve profitable operations depends on developing revenue through the operation of oil & gas and power generation facilities both domestically and abroad. Our expectations are that we will not begin to show profitable operating results before calendar the end of the calendar year.  However, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had $100,000 of revenue for the twelve months ended June 30, 2009, compared to -0- revenues for the same twelve month period ended June 30, 2008.  These revenues were generated as a result of EHII being contracted to provide consulting services in connection with a power generation project located in Asia. After signing the contract, the Company and client began discussions regarding a merger of the two entities. The Company has signed a purchase sale agreement and is currently conducting due diligence.

Operating Expenses. We incurred operating expenses of $277,762 for the twelve months ended June 30, 2009, compared to operating expenses of $30,463 for the twelve months ended June 30, 2008. We had operating expenses of $1,041,088 from inception through June 30, 2009. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses.  This increase in operating expenses resulted EHII activities in commencing to explore the best ways to implement its modified business goals both domestically and in the Middle East/Asia.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.  However, as of the date of this filing, no definitive agreements or arrangements have been finalized.

Research and Development.

Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of June 30, 2009, we had cash, cash equivalents and short-term investments totaling $25,600.

Net cash used for operating activities was $187,920 for the twelve months ended June 30, 2009 compared to operating activities of $1,684 for the twelve months ended June 30, 2008. We anticipate that overhead costs will increase in the near term as we continue to implement our operating strategy.

Cash flows used by investing activities were $-0-for the periods ended June 30, 2009 and 2008.

Cash flows provided by financing activities accounted for $213,463 for the twelve months ended June 30, 2009 compared to financing activities of $-0- for the twelve months ended June 30, 2008.  These cash flows were related to the payment of Notes Payable, issuance of common stock, expenses paid by a related party.

We anticipate funding any capital expenditures over the next 12 months through the issuance of equity or debt. We are continuing to evaluate both oil & gas and power generation assets.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

If we are unable to secure funds to finance various potential projects, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

Subsequent Events

In July 2009, the Company entered into an agreement to acquire an international energy company headquartered in Dubai, UAE that focuses on the power generation industry within the MENA and Asian markets   The agreement is subject to a number of conditions precedent that  have not been satisfied.  The Company cannot assure anyone that the transaction will close or if it does, that it will be in a timely manner. The Company executed a six month consulting engagement for the target company during the months of April to September of 2009. This consulting engagement resulted in $100,000 of revenue during the fourth quarter of 2009. The Company received $132,443 during the fourth quarter 2009 of which $32,443 has been classified as Deferred Revenue. The total contract value is $200,000.

We are currently in dialogues with asset owners of power generation plants and oil & gas properties. We believe that any potential acquisitions would likely be financed through either debt or equity investments.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this filing.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year.

The company adopted those provisions of SFAS 157 that were unaffected by the delay in 2008. Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of June 30, 2009 or 2008, and as such, had no assets or liabilities that fell into the tiers described above.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115”. SFAS 159  permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The Company does not expect the adoption of Statements 159 will have a material impact, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company does not expect the adoption of Statements 141(R) and 160 will have a material impact, if any, on the Company’s financial position or results of operations.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact, if any, on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will not have a material effect on its consolidated results of operations and financial condition.

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants.  The Company does not currently expect the adoption of EITF 07-5 to have a material effect on its consolidated results of operations and financial condition.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, EHII is not required to provide this information.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Holdings International, Inc. (formerly known as Green Energy Holding Corp.)
Broken Arrow, OK

We have audited the accompanying consolidated balance sheet of Energy Holdings International, Inc. (the “Company”) (a development stage company) as of June 30, 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the twelve month period then ended and the period from inception (Oct. 14, 2003) through June 30, 2009.  The financial statements for the year ended June 30, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
October 7, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado  80014
Phone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

Board of Directors
Green Energy Holding Corp.
Englewood, Colorado

I have audited the accompanying consolidated balance sheet of Green Energy Holding Corp. as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Energy Holding Corp. as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from October 14, 2003 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holding Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS

Current assets
Cash	$25,600	$57
Total current assets	$25,600	$57

Fixed assets - net	-	276

TOTAL ASSETS	$25,600	$333

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued payables	$14,884	$41,614
Related-party payables	9,323	18,000
Interest payable	-	4,796
Deferred Revenue	32,443	-
Notes payables - related parties	-	13,000
Notes payable	-	15,000
Total current liabilities	56,650	92,410

TOTAL LIABILITIES	56,650	92,410

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 25 million shares authorized,
none issued and outstanding at June 30, 2009 or June 30, 2008	-	-

Common stock, $0.01 par value; 100 million shares authorized, 15,476,409 and 1,106,109 shares issued and outstanding at June 30, 2009 and
June 30, 2008, respectively	15,476	1,106

Common stock committed	11,586	-
Additional paid in capital	891,343	675,836
Deficit accumulated during the development stage	(949,455)	(769,019)

TOTAL STOCKHOLDERS' DEFICIT	(31,050)	(92,077)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,600	$333

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holding Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the	Oct. 14, 2003
	Year	Year	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue from related party	$100,000	$-	$110,000

Operating expenses:
Depreciation	276	224	1,120
Research & Development	-	-	307
Write-offs	-	-	10,621
General and administrative	277,486	30,239	1,029,040
	277,762	30,463	1,041,088

Income (loss) from operations	(177,762)	(30,463)	(931,088)

Other income (expense):
Interest income	-	-	621
Interest expense	(2,674)	(9,025)	(18,988)
	(2,674)	(9,025)	(18,367)

Income (loss) before provision for income taxes	(180,436)	(39,488)	(949,455)
Income tax expense	-	-	-

Net income (loss)	(180,436)	(39,488)	(949,455)

Net income (loss) per share, basic and fully diluted	$(0.02)	$(0.04)

Weighted average number of common share outstanding
basic and diluted	8,567,786	1,106,109

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holding Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Paid In	Common Stock	Accumulated Deficit During the Development	Stockholders'
	Shares	Par Value	Capital	Payable	Stage	Deficit

Balance at June 30, 2007	1,106,109	$1,106	$575,636	$-	$(729,531)	$(152,789)

Sales of common stock	-	-	100,200	-	-	100,200

Net loss for the year	-	-	-	-	(39,488)	(39,488)

Balance, June 30, 2008	1,106,109	1,106	675,836	-	(769,019)	(92,077)

Shares issued for cash	14,370,300	14,370	160,630	-	-	175,000

Founder's shares committed to be issued	-	-	(11,586)	11,586	-	-

Expenses paid by related party	-	-	66,463	-	-	66,463

Net loss	-	-	-	-	(180,436)	(180,436)

Balance, June 30, 2009	15,476,409	$15,476	$891,343	$11,586	$(949,455)	$(31,050)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holding Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	Oct. 14, 2003
	Year	Year	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash Flows from Operating Activities:
Net income (loss)	$(180,436)	$(39,488)	$(949,455)

Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Write-offs	-	-	10,621
Compensatory stock issuances	-	-	14,351
Depreciation	276	224	1,120

Change in operating assets and liabilities:
Accrued Payables	(26,730)	10,080	68,706
Other accrued expenses	27,647	-	27,647
Receivables	-	-	(621)
Related party payables	(8,677)	27,500	60,497
Net cash provided by (used for) operating activities	(187,920)	(1,684)	(767,134)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-	(1,120)
Net cash provided by (used for) investing activities	-	-	(1,120)

Cash Flows From Financing Activities:
Repayment of notes payable	(15,000)	-	-
Repayment of related party notes payable	(13,000)	-	-
Repayment of loans	-	-	(10,000)
Sales of common stock	175,000	-	727,391
Expenses paid by related party	66,463	-	66,463
Option issuance	-	-	10,000
Net cash provided by (used for) financing activities	213,463	-	793,854

Net Increase (Decrease) In Cash	25,543	(1,684)	25,600

Cash At The Beginning Of The Period	57	1,741	-

Cash At The End Of The Period	25,600	57	25,600

Schedule of Non-Cash Investing and Financing Activities
Related party contribution for debt relief	$-	$100,200	$100,200

Founders' shares committed to be issued	11,586	-	11,586

Supplemental Disclosure

Cash paid for interest	$4,796	$7,579	$15,417
Cash paid income taxes	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(Formerly Green Energy Holding Corp.)
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

The Company is a holding corporation currently exploring various opportunities in the energy area.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.  However, as of the date of this filing, no definitive agreements or arrangements have been finalized.

Development stage company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as October 14, 2003. Since inception, the Company has incurred a net loss of $949,455. Much of this related to consultants and professional fees, as a means to generate working capital. The Company’s working capital has been generated through the sale of common stock. Management has provided financial data since October 14, 2003 “Inception”, in the financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There were no cash equivalents as of June 30, 2009 or 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits. As of June 30, 2009, there were no deposits in excess of federally insured limits.

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

Revenue recognition

Revenue is comprised principally of service and consulting revenue from work performed for customers under master service arrangements. Revenue is recognized over the period of the agreement as it is earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable, (iv) collectability is reasonably assured.   In the event that a customer pays up front, deferred revenue is recognized for the amount of the payment in excess of the revenue earned.

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

Stock-Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R).  “Share-Based Payment” SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  As of June 30, 2009, there were no awards of stock-based employee compensation issued or outstanding.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's fixed assets consist of office equipment recorded at cost of $1,120, with offsetting accumulated depreciation at June 30, 2008 and 2009 of $844 and $1,120. Depreciation expense in 2008 and 2009 was $224 and $276, respectively. As of June 30, 2009, the assets were fully depreciated and had a net book value of zero.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year.

The company adopted those provisions of SFAS 157 that were unaffected by the delay in 2008. Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of June 30, 2009 or 2008, and as such, had no assets or liabilities that fell into the tiers described above.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115”. SFAS 159  permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The Company does not expect the adoption of Statements 159 will have a material impact, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company does not expect the adoption of Statements 141(R) and 160 will have a material impact, if any, on the Company’s financial position or results of operations.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact, if any, on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will not have a material effect on its consolidated results of operations and financial condition.

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants.  The Company does not currently expect the adoption of EITF 07-5 to have a material effect on its consolidated results of operations and financial condition.

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

As part of the change of control and recapitalization of the Company, we committed to issuing an additional 11,585,700 shares, which remain in common stock committed as of June 30, 2009.

The Company issued 14,185,700 subsequent to June 30, 2009 of which 11,585,700 were related to the Founders Stock Committed listed on the Balance Sheet. The remaining total was issued as additional founder’s compensation. The total number of common shares issued and outstanding as of June 30, 2009 was 29,662,109.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company leased office space from a shareholder under a month-to-month agreement at the rate of $1,000 per month in 2008. Rent expense during the fiscal year ended June 30, 2008 was $12,000, and $6,000 during the fiscal year ended June 30, 2009. The lease agreement was terminated at the time of the acquisition in December 2008.

The Company paid in full a balances of $13,000, which was  Related Party Notes Payable. The balance as of June 30, 2009 was zero ($-0-).

As of June 30, 2009, the Company owed $9,323 to a related party who paid expenses on behalf of the company during the fourth quarter.

During the year ended June 30, 2009, a shareholder and related party paid $66,463 of expenses on behalf of the company.  These expenses were paid primarily for professional fees related to the change in control discussed in Note 2.  Since the shareholder contributed these expenses and did not expect repayment, management has classified the contribution as additional paid in capital as of June 30, 2009.

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, and as such, is a related party transaction.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining balance of $32,443 was recognized as Deferred Revenue on our balance sheet, and will be recognized as earned over the remaining three months of the contract.

EHII entered into an agreement on August 1, 2009 to provide additional consulting services for a related party. The contract has a term of six months and a value of $2,000,000 payable to EHII. The Company received a lump sum payment from the related party of $2,000,000 in August 2009. This revenue will be recognized on a monthly basis at $333,333 per month. EHII will provide advisory and management services related to two power generation plants and a waste management collection and storage company located in the Middle East region.

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur, which was the case for the company in the year ended June 30, 2009. The Company accounts for income taxes pursuant to SFAS 109.

At June 30, 2008 and 2009 the Company had approximately $762,000 and $90,493 respectively  in unused federal net operating loss carryforwards, which begin to expire principally in the year 2024.  As noted above and discussed in Note 2, the company had a significant change in control in December 2008 and the net operating loss allowed to be carried forward restarts as of that date. A deferred tax asset for the years ended June 30, 2008 and 2009 of approximately $145,000 and $31,673 respectively  resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was approximately $36,000 increase and $113,327 decrease.  The net deferred tax asset at June 30, 2009 and 2008 is zero.

Deferred tax asset and the valuation account follow:

	June 30,
	2009	2008

Deferred tax asset	$31,673	$145,000
NOL Carryforward at 35% estimated tax rate	(31,763)	(145,000)
Total	-	-

The components of income tax expense are as follows:

Current Federal Tax	-	-
Current State Tax	-	-
Change in NOL benefit	(113,327)	3,600
Change in valuation allowance	113,327	(36,000)
	-	-

NOTE 5. NOTES PAYABLE

The Company repaid all outstanding notes payable during 2009, which included two notes payables of $13,000 and $15,000 respectively. The Company has no outstanding notes payable as of June 30, 2009.

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company, at June 30, 2008 and 2009, had 100,000,000 shares of authorized common stock, $.001 par value, with 15,476,409 common shares issued and outstanding, as restated for a 1 for 5.1 reverse stock split on June 18 2007, as of June 30, 2009. The Company had 1,106,109 common shares issued and outstanding as of June 30, 2008.

During the year ended June 30, 2009, we issued 14,370,300 shares in exchange for $175,000.  These shares were issued in conjuction with the change in control of the company, which is more fully discussed in Note 2.

The Company issued 14,185,700 subsequent to June 30, 2009 of which 11,585,700 were related to the Founders Stock Committed listed on the Balance Sheet. The remaining total was issued as additional founder’s compensation. The total number of common shares issued and outstanding as of June 30, 2009 was 29,662,109.

Preferred stock

The Company at June 30, 2008 and 2009 had 50,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(R), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2007, the Company had 100,000 non-employee stock options outstanding. During fiscal year 2007, the Company granted no additional stock options and no options were exercised. The Company cancelled the 100,000 options in exchange for the issuance to the holder of a note payable for $15,000, leaving a June 30, 2007 year end outstanding balance of no non-employee stock options. The Company had no stock options outstanding in 2009. The Company paid in full the $15,000 payable during fiscal year 2009.

NOTE 7. GOING CONCERN

The audit report issued for the period ended June 30, 2008 included a going concern due to the fact that the Company had suffered recurring losses from operations and had a working capital deficit.  It was not until April 2009 that the Company was able to generate revenue from it’s primary operations.  Additionally, subsequent to year end, the company signed a consulting contract that resulted in the collection of significant cash, which management believes will sustain the company for a period of at least twelve months.The audit report issued for the period ended June 30, 2009 does not include a going concern.
NOTE 8. CONSULTING REVENUE

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, as discussed in Note 3, Related Party Transactions.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining balance of $32,443 was recognized as Deferred Revenue on our balance sheet, and will be recognized as earned over the remaining three months of the contract.

After signing the contract, EHII and the client recognized potential synergies of working together and have signed a purchase sale agreement on July 4, 2009, which is discussed in the Subsequent Events footnote below. The Company intends to finalize the transaction during November of 2009. EHII intends to continue providing consulting services and to successful acquire energy assets to move forward with our strategy and out of the development stage.

NOTE 9. SUBSEQUENT EVENTS

In July 2009, the Company entered into an agreement to acquire an international energy company headquartered in Dubai, UAE that focuses on the power generation industry within the MENA and Asian markets   The agreement is subject to a number of conditions precedent that  have not been satisfied.  The Company cannot assure anyone that the transaction will close or if it does, that it will be in a timely manner. The Company executed a six month consulting engagement for the target company during the months of April to September of 2009. This consulting engagement resulted in $100,000 of revenue during the fourth quarter of 2009. The Company received $132,443 during the fourth quarter 2009 of which $32,443 has been classified as Deferred Revenue. The total contract value is $200,000.

We are currently in dialogues with asset owners of power generation plants and oil & gas properties. We believe that any potential acquisitions would likely be financed through either debt or equity investments.

The Company issued 14,185,700 subsequent to June 30, 2009 of which 11,585,700 were related to the Founders Stock Committed listed on the Balance Sheet. The remaining total was issued as additional founder’s compensation. The total number of common shares issued and outstanding as of June 30, 2009 was 29,662,109.

EHII entered into an agreement on August 1, 2009 to provide additional consulting services for a related party. The contract has a term of six months and a value of $2,000,000 payable to EHII. The Company received a lump sum payment from the related party of $2,000,000 in August 2009. This revenue will be recognized on a monthly basis at $333,333 per month. EHII will provide advisory and management services related to two power generation plants and a waste management collection and storage company located in the Middle East region.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2009, Green Energy Holding Corp (Green Energy). notified Ronald R. Chadwick P.C. (RCPC) that Green Energy was dismissing RCHC as  its independent registered public accounting firm of Green Energy Holding Corp.  The decision to dismiss RCPC was ratified by Green Energy’s Board of Directors.

RCPC’s dismissal follows Green Energy’s filing of its annual report on Form 10-Q for the quarter ended December 31, 2008, which report did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

For the fiscal years ended June 30, 2007 and June 30, 2008 and through the date of this Form 8-K, there have been no disagreements with RCPC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to RCPC’s satisfaction, would have caused it to make references thereto in its report on Green Energy’s financial statements as of and for the fiscal years ended June 30, 2007 and June 30, 2008.

None of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred during the fiscal years ended June 30, 2008 and June 30, 2007, and through the date of this Form 8-K.

Green Energy provided RCPC with a copy of this Current Report on Form 8-K before it was filed and requested that he furnish us a letter, addressed to the Securities and Exchange Commission, stating whether they agree with the information disclosed in this Current Report. A copy of the letter dated February 24, 2009, furnished by RCPC in response to that request is filed as Exhibit 16.1.

Effective February 18, 2009, the accounting firm of M&K CPAs (“M&K”) was appointed as Energy Holding International, Inc.’s (formerly known as. Green Energy)  independent registered public accounting firm.  M&K reported on EHIIs consolidated statements of financial condition as of June 30, 2009 and the statement of operations, changes in stockholders’ equity and cash flows for the same fiscal period.  M&K also performed a review of the unaudited  quarterly financial statements that was included in EHII’s quarterly reports on Form 10-Q, ended March 31, 2009.  EHII’s Board of Directors approved retaining M&K  as EHII’s new independent registered public accounting firm.

During the fiscal years ended June 30, 2008 and June 30, 2007  and the subsequent interim period prior to M&K’S engagement, EHII (f.k.a. Green Energy) has not engaged M&K as either the principal accountant to audit EHII’s financial statements, or as an independent registered public accounting firm to audit any of EHII’s significant subsidiaries and on whom M&K is expected to express reliance in its report.  Additionally, neither EHII nor someone on its behalf consulted with M&K regarding either

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit option that might be rendered on Green Energy’s financial statements, or

(ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B  and the related instructions thereto) or a reportable item (as described in Item 304(a)(1)(iv)), during Green Energy’s two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Energy Holdings International, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

At this time, management is still formulating a response to the control weaknesses identified.  Part of management’s  response will be to hire additional staff in the accounting and financial reporting area to increase our technical competence and ensure we have proper segregation of duties.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

John Adair	67
-Chair, Chief Executive Officer and Chief Financial Officer (December 29, 2008 – present)
--Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.
--Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.
--1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).
--President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)
			2008

Jalal Alghani	49	-Chief Financial Officer (September 1, 2009 – Present) -Director since September 1, 2009 -Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present). --From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008). --Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).	2009

Rafic Koussa	51
-Chief Operating Officer since September 1, 2009.
--Managing Director of Flutech LLC, an electro-mechanical firm in Dubai U.A.E., which caters to the design, execution and O&M of water and waste pumping stations, treatment plants and desalination (June 2005 to present).
--General Manager of the Middle East-Arabian Guild for Gulf Fluid & Power FZCO, which became part of Flutech (October 2003 to April 2005)
--General Manager (UAE) for M.A.H.Y. Khoory & Co., a major middle east stocking distributor of pumps, gensets, values and similar products (May 2003 to September 2003)
--Area Sales Manage in the Middle East and the Arabian Gulf (Jebel Ali Free Zone, Dubai, UAE) of Grundfos Gulf Distribution, a pump manufacturer (October 2000 to April 2003).
--Mechanical engineer since 1978.
			2009

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

Fahad Bu-Nuhayah	44	-Director since March 2009 --Owner: Saudi CAD for Engineering Services (1990 to present) Co-Owner: al Mutlaq Consulting Engineers (1991 to present) --Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004	2009

Khalid Al-Sunaid	37	--Director since September 2009 -- Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).	2009

Prince Bader Bin Abdullah Bin Mohamed Al Saud	24	--Director since September 2009 —Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)	2009

Term of Office

Our Company’s directors are appointed for one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office according to our bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until they resign or are removed.

Legal Proceedings Involving Directors, Executive Officers and Certain Beneficial Owners.

The Company is not aware of any executive officer or director having been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.  Additionally, the Company is not aware of any pending legal proceedings in which any of its executive officers or directors is a party

Family Relationships

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended June 30, 2009 with the exception of (a) Richard Hildebrand, who has not filed a Form 5 upon his resignation as a director; (b) Dennis Murphy, who have not filed a Form 5 upon his resignation as a director; (c) Fahad BuNuhayah, Rafic Koussa, Khalid and Jalal Alghani, each of whom was delinquent in the filing of their respective Form 3s; and (d) John Adair, who was delinquent in filing his Form 4.  With the exception of Messrs Hildebrand and Murphy, all filing have subsequently been made with the SEC.

Code of Ethics and Business Conduct

EHII has not yet adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, our chief financial officer, principal accounting officer or controller or persons performing similar functions.  EHII has not adopted a code because there recently was a change in control of the Company and new directors were appointed in September 2009.  The Board of  Directors intends to adopt a Code of Ethics in the near future, which will be filed with the Securities and Exchange Commission.

Directors Independence

The Company’s common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. As such, currently none of the Company’s directors are classified as independent directors under this definition.

Committees of the Company’s Board of Directors.

We currently do not have standing audit, nominating or compensation committees of its Board of Directors. Currently our entire Board performs these functions. The Company does not have charters for any of the above committees.

Meetings of Directors

There were no meetings of the Board of Directors during the last full fiscal year and all actions taken by the Board of Directors were taken by consent resolution. The Company did not hold an annual meeting of the Company’s security holders during the prior fiscal year and does not have a policy requiring attendance by members of the Board of Directors.

ITEM 11.                      EXECUTIVE COMPENSATION.

Compensation of Executive Officers and Directors

John W. Adair, our Chief Executive Officer, received total compensation of $50,000 for the period of January through June 30, 2009. The Company has a consulting employment contract with Mr. Adair for $10,000 per month.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any equity awards since inception.

Employment Contracts

The Company currently has had no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At October 12, 2009, we had 29,662,109 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 12, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of Rader & Coleman, P.L., 2101 N.W. Boca Raton Blvd, Suite 1, Boca Raton, FL  33496.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name	Current Title	Shares Beneficially Owned	Percent of Class
Management

John Adair	Chief Executive Officer, Chair, Director	3,800,000	12.9%
Jalal Alghani(1)	Chief Financial Officer, Vice Chair, Director	5,200,000	17.6%
Rafic Koussa	Chief Operating Officer, Director	850,000	2.9%
Khalid Al Sunaid(2)	Director	3,900,000	13.2%
Fahad Bu-Nuhayah(3)	Director	2,600,000	8.8%
HH Prince Bader Al Saud	Director	1,500,000	5.1%
All Current Officers and Directors, (six persons)		17,850,000	60.0%
_______________
(1)
Mr. Alghani’s shareholdings include (a) 3.2 million shares held individually; and (b) 1.0 million shares held each by (A) MENA Investment Trust and (B) GCC Trust.  Mr. Alghani is the principal of these two trusts.

(2)	Mr. Sunaid’s address is P.O. Box 17605, Riyadh, Kingdom of Saudi Arabia 114934.
(3)	Mr. Bu-Nuhayah’s address is P.O. Box 86602, Riyadh, Kingdom of Saudi Arabia 11632

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2009 and 2008 were $5,000 and $8,500, respectively.

	2009	2008

Audit Related Fees	$5,000	$8,500
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Out-of-Pocket Expenses	$-0-	$-0-
Total	$5,000	$8,500

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

(1)      Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Energy Holdings International, Inc. under Item 8 of Part II hereof.

(2)      Consolidated Financial Statement Schedules

(i)        Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

M&K CPAs, PLLC, as of June 30, 2009 and the year then ended.

Ronald R. Chadwick, P.C., as of June 30, 2008 and the year then ended.

(3)      Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
21	List of Subsidiaries (there currently are none).
24	Power of Attorney (see signature page)
10.1	Stock Purchase Agreement between the Company and the Representative of the Stockholders, effective December 29, 2008 (filed with the Securities and Exchange Commission on Form 8-K on January 5, 2009).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Included in this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

IWT TESORO CORPORATION

By:	/s/ John Adair
John Adair, President

Date: October 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John W. Adair, Jalal Alghani and Gayle Coleman, and each of them individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, including among other things, all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them individually, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ John Adair		October 12, 2009
John Adair, Principal Executive Officer

/s/ Jalal Alghani		October 12, 2009
Jalal Alghani, Principal Financial Officer

/s/ John Adair		October 12, 2009
John Adair, Director

/s/ Khalid Al Sunaid		October 12, 2009
Khalid Al Sunaid

/s/ HH Prince Bader Al Saud		October 12, 2009
HH Prince Bader Al Saud

/s/ Fahad BuNuhayah		October 12, 2009
Fahad BuNuhayah

/s/ Rafic Koussa		October 12, 2009
Rafic Koussa