Form 10-Q
period 2009-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2009-11-23
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 9, 2009 was 29,462,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
BALANCE SHEETS
(unaudited)
	Sept. 30	June 30,
	2009	2009
ASSETS

Current assets
Cash	$1,666,833	$25,600
Total current assets	$1,666,833	$25,600

TOTAL ASSETS	$1,666,833	$25,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued payables	$5,403	$14,884
Related-party payables	-	9,323
Deferred Revenue	1,333,327	32,443

Total current liabilities	1,338,730	56,650

TOTAL LIABILITIES	1,338,730	56,650

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 25 million shares authorized,
none issued and outstanding at September 30, 2009 or June 30, 2009	-	-

Common stock, $0.01 par value; 100 million shares authorized, 15,476,409
shares issued and outstanding at September 30, 2009 and June 30, 2009	15,476	15,476

Common stock committed	11,586	11,586
Additional paid in capital	891,343	891,343
Retained earnings during the period	359,153	-
Deficit accumulated during the development stage	(949,455)	(949,455)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	328,103	(31,050)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,666,833	$25,600

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
RESULTS OF OPERATIONS
(Unaudited)

	Three Month	Three Month
	Ended	Ended
	Sept. 30,	Sept. 30,
	2009	2008

Revenue from related party	$769,082	$-

Operating expenses:
Depreciation	-	56
General and administrative	409,929	9,759
	409,929	9,815

Income (loss) from operations	359,153	(9,815)

Other income (expense):
Interest expense	-	(2,241)
	-	(2,241)

Income (loss) before provision for income taxes	359,153	(12,056)
Income tax expense	-	-

Net income (loss)	359,153	(12,056)

Net income (loss) per share, basic and fully diluted	$0.02	$(0.01)

Weighted average number of common share outstanding
basic and diluted	15,476,409	1,106,109

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Sept. 30,	Sept. 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$359,153	$(12,056)

Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Depreciation	-	56

Change in operating assets and liabilities:
Accrued Payables	(9,481)	2,078
Deferred revenues	1,300,884	1,000
Receivables	-	-
Related party payables	(9,323)	3,400
Net cash provided by (used for) operating activities	1,641,233	(5,522)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable	-	5,500
Net cash provided by (used for) financing activities	-	5,500

Net Increase (Decrease) In Cash	1,641,233	(22)

Cash At The Beginning Of The Period	25,600	57

Cash At The End Of The Period	1,666,833	35

Supplemental Disclosure

Cash paid for interest	$-	$630

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

The Company is a holding company that also provides consulting services and is currently exploring various opportunities in the energy area.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.  However, as of the date of this filing, no definitive agreements or arrangements have been finalized.

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2009 and are herein incorporated by reference.

Development Stage Company

The company exited the development stage as of July 1, 2009 with the commencement of planned consulting operations.

Fiscal year

The Company’s fiscal year ending is June 30.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30, 2009 or June 30, 2009.

ENERGY HOLDINGS INTERNATIONAL, INC.
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

Income Tax

The Company accounts for income taxes under current FASB guidance where deferred taxes are provided on a liability method and deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Since the company considers it more likely than not that no benefit from net operating loss carry forwards will be recognized in the future, deferred tax assets are fully offset by a valuation allowance.

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

As of September 30, 2009, there were no options or warrants outstanding and diluted earnings per share equaled basic earnings per share.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of September 30, 2009 or June 30, 2009, and as such, had no assets or liabilities that fell into the tiers described above.

Recent Accounting Pronouncements

Effective in this filing, as of September 30, 2009, the Company adopted changes issued by the FASB related to the authoritative hierarchy of G23P and the establishment of the FASB Accounting Standards Codification.  The codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with G23P.  These changes and the codification itself do not change G23P, and other than the manner in which accounting guidance is referenced in our filing, the adoption of this standard had no impact on our financial statements.

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

NOTE 2. RELATED PARTY TRANSACIONS

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, and as such, is a related party transaction.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining balance of $32,443 was recognized as Deferred Revenue on our balance sheet, and was recognized and received as of September 30, 2009.

EHII entered into an agreement on August 1, 2009 to provide additional consulting services for a related party. The contract has a term of six months and a value of $2,000,000 payable to EHII. The Company received a lump sum payment from the related party of $2,000,000 in August 2009.  EHII recognized $666,666 of revenue as of September 30, 2009 and had $1,333,327 as Deferred Revenue.

As of June 30, 2009, the Company owed $9,323 to a related party who paid expenses on behalf of the company during the fourth quarter.  This balance was repaid in full during the three months ended September 30, 2009.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. SUBSEQUENT EVENTS

EHII issued 13,985,700 shares to founders and to management for services during October 2009. The balance of shares issued and outstanding as of November 20, 2009 was 29,462,109.  Of these shares, we previously committed to issuing an additional 11,585,700 restricted shares, which was later increased to 13,985,700.

The shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until October 2009.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking  statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

On December 28, 2008, GEHC entered into a stock purchase agreement to issue 14,370,300 shares to accredited investors for $175,000, giving those outside investors approximately 96.5% controlling interest in the Company with a total acquisition cost being $500,000.

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

Our temporary corporate headquarters is currently located at 2101 N.W. Boca Raton Blvd, Suite 1, Boca Raton, FL  33431, and our telephone number is (561) 445-1050.   The Company’s website is www.energhii.com.

Results of Operations

Net Income. We had net income of $359,153 for the three months ending September 30, 2009 compared to a net loss of $12,056 for the same period in 2008.

The net income earned for the three months ending September 30, 2009 versus the net loss is due to a consulting contract signed in July 2009 with a related party. The contract amount is $2,000,000 and was prepaid during August 2009. The contract term is for six months and the firm recognized two months of income for the three month period ending September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had $1,666,833 cash and cash equivalents.

For the three months ending September 30, 2009, we generated $1,641,233 in operating activities, compared to a negative cash flow from operating activities of $5,522 for the same period in 2008. The increase is related to the consulting contract closed in July 2009.

For the three months ended September 30, 2009, net cash provided by financing activities was $0.

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

ITEM 4. CONTROLS AND PROCEDURES

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended September 30, 2009.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

ITEM 1A. RISK FACTORS

Important Risk Factors Concerning our Business.

You should carefully consider the following risk factors and all other information contained in this Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties other than those we described below that are not presently known to us or that we believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should also refer to the other information contained in this Quarterly Report, including our consolidated financial statements and the related notes.

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

We have had a history of net losses.

While for the quarter ended September 30, 2009, we had net income of $359,153, we incurred a net loss of $147,933 for the year ended June 30, 2009.  Through September 2009, we have been funding our operations primarily through the sale of our securities and loans from our major shareholder.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of September 30, 2009, we had cash of $1,666,833from a consulting agreement with a related party.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through September 30, 2009, the high and low bid or sales price for our common stock has been $1.50 and $.15 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 29,462,109 shares were issued and outstanding as of November 9, 2009.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Commencing with our fiscal year beginning July 1, 2011, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning July 1, 2010, our independent registered public accounting firm to report on these assessments.
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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation
3.1.1	Articles of Amendment filed with the Nevada Secretary of State (filed with the Securities and Exchange Commission on Form 8-K/A on March 24, 2009)
3.2*	Bylaws
21 *	List of Subsidiaries.
10.1	Stock Purchase Agreement between the Company and the Representative of the Stockholders, effective December 29, 2008 (filed with the Securities and Exchange Commission on Form 8-K on January 5, 2009).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 23, 2009.

ENERGY HOLDING INTERNATIONAL, INC.

November 23, 2009	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)