Form 10-Q
period 2009-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2010-02-22
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 16, 2010 was 29,462,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009

ASSETS
Cash and equivalents	$1,208,913	$25,600
Other current assets	58,293	-
Total current assets	1,267,206	25,600

Furniture, Fixtures and Equipment, net of accumulated depreciation of $17,259 and $0 at September 30, 2009 and December 31, 2008, respectively	85,975	-
Total non-current assets	85,975	-

TOTAL ASSETS	$1,353,181	$25,600

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$68,209	$14,884
Related party payables	-	9,323
Deferred Revenue	2,000,000	32,443
Total current liabilities	2,068,209	56,650

TOTAL LIABILITIES	2,068,209	56,650

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding as of December 31, 2009 and June 30, 2009	-	-
Common stock, $0.01 par value; 100 million shares authorized, 29,462,109 and 15,476,409 shares issued and outstanding at December 31 and June 30, 2009	29,462	15,476
Additional paid in capital	1,410,359	891,343
Common stock committed	-	11,586
Deficit accumulated during the development stage	(2,259,076)	(949,455)

TOTAL ENERGY HOLDINGS STOCKHOLDERS' DEFICIT	(819,255)	(31,050)
Non controlling interests	104,227	-
TOTAL DEFICIT	(715,028)	(31,050)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,353,181	$25,600

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
RESULTS OF OPERATIONS
(Unaudited)

	Six months ended Dec 31,		Three months ended Dec 31,
	2009	2008	2009	2008
REVENUES
Consulting revenues	$102,415	-	-	-
TOTAL REVENUES	102,415	-	-	-

OPERATING EXPENSES
General and administrative expenses	1,289,127	87,321	879,198	7,261
Depreciation	11,612	112	11,612	56
Total operating expenses	1,300,739	87,433	890,810	7,317

PROFIT (LOSS) FROM OPERATIONS	(1,198,324)	(87,433)	(890,810)	(7,317)

OTHER INCOME/(EXPENSE)
Gain on disposal of property	2,119	-	2,119	-
Interest expense	-	(2,674)	-	(839)
Total other income/(expense)	2,119	(2,674)	2,119	(839)

Net income (loss)	(1,196,205)	(90,107)	(888,691)	(8,156)
Net (income) loss attributable to non-controlling interests	113,416	-	113,416	-
Net income attributable to Energy Holdings International	$(1,082,789)	$(90,107)	$(775,275)	$(8,156)

Net loss per share - basic and fully diluted	$(0)	$(0)	$0	$(0)
Weighted average number of shares outstanding – basic and fully diluted	19,656,917	1,265,776	23,837,425	1,106,109

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,196,205)	$(90,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,612	112
Gain on sale of fixed asset	(2,118)	-
Stock based compensation	408,000	-
Equity in loss of subsidiary	104,227	-

Change in operating assets and liabilities:
Other current assets	(58,293)	-
Accounts payable and accrued liabilities	(25,168)	(39,043)
Deferred revenues	1,967,557	-
Note discount		1,000
Related party payables	(9,323)	(18,000)

Net cash provided by / (used in) operations	1,200,289	(146,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(16,976)	-

Net cash used in investing activities	(16,976)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable related party - borrowings	-	5,500
Notes payable related party - payments	-	(34,500)
Sales of common stock	-	175,000

Net cash provided by/(used in) financing activities	-	146,000

Net change in cash and equivalents	1,183,313	(38)
Cash and equivalents, beginning of period	25,600	57
Cash and equivalents, end of period	1,208,913	19

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$4,241
Cash paid for income taxes	$-	$-

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

As is discussed in Note 5, the Company has consolidated the accounts of Advanced Energy DMCC, a firm in Dubai, United Arab Emirates, into its financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at December 31, 2009 or June 30, 2009.

Property and Equipment

Property and equipment are recorded at cost and straight-line depreciated over each item's estimated useful life, which is three years for vehicles, computers and other items.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Revenue is comprised principally of service and consulting revenue from work performed for customers under master service arrangements. Revenue is recognized over the period of the agreement as it is earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable, (iv) collectibility is reasonably assured.   In the event that a customer pays up front, deferred revenue is recognized for the amount of the payment in excess of the revenue earned.

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

As of December 31, 2009, there were no options or warrants outstanding and diluted earnings per share equaled basic earnings per share.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1. Observable inputs such as quoted market prices in active markets.
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of December 31, 2009 or June 30, 2009, and as such, had no assets or liabilities that fell into the tiers described above.

Recent Accounting Pronouncements

Effective in this filing, as of December 31, 2009, the Company adopted changes issued by the FASB related to the authoritative hierarchy of G23P and the establishment of the FASB Accounting Standards Codification.  The codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with G23P.  These changes and the codification itself do not change G23P, and other than the manner in which accounting guidance is referenced in our filing, the adoption of this standard had no impact on our financial statements.

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

Consolidation of Variable Interest Entity

For the three months ended December 31, 2009, non-controlling interest on the consolidated balance sheet represents equity and income attributable to the stockholders of Advanced Energy DMCC which are consolidated as required by the accounting rules governing consolidations and variable interest entities (“VIEs”).

The management has concluded that Advanced Energy DMCC is a variable interest entity and that Energy Holdings International is the primary beneficiary since the Company advanced the former $180,000 to pay for operating expenses during the three months ended December 31, 2009.  The Company is acting as the defacto agent for Advanced Energy.  Consequently, 100% of the equity, less the net loss of the subsidiary for the three months ended December 31, 2009 is included in non-controlling interests.

NOTE 2. RELATED PARTY TRANSACIONS

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, and as such, is a related party transaction.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining balance of $67,557 was recognized as Deferred Revenue on our balance sheet, and was recognized and received as of December 31, 2009.

Advanced Energy, whose accounts are consolidated into the financial statements of EHII, entered into an agreement on August 1, 2009 to provide consulting services an unrelated party, Arabian Business Strategies.   The Company received a lump-sum payment in August, 2009 of $2 million.  All of the revenues related to this project have been deferred until future periods.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  COMMON STOCK

EHII issued 13,985,700 shares to founders and to management for services during November, 2009. The balance of shares issued and outstanding as of February 16, 2010 was 29,462,109.  Of these shares, we previously committed to issuing an additional 11,585,700 restricted shares, which was later increased to 13,985,700.  The additional 2.4 million shares were valued at $0.17, the price on the date of issuance, resulting in a charge of $408,000 to general and administrative expenses.

The shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until October 2009.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

On November 19, 2009, the Company entered into a five year lease for approximately 2,338 square feet of office space in Houston, TX.  The Company expects to take possession of the space at such time as the leasor has obtained all necessary permits and the final certificate of occupancy.   The monthly base rent will be $3,896.67 for the first three years and $4,091.50 for the remaining two years.

NOTE 5.  CONSOLIDATION WITH ADVANCED ENERGY DMCC

During the three months ended December 31, 2009, the Company transferred $180,000 to Advanced Energy to pay its operating costs.

Under accounting rules governing Variable Interest Entities contained in Accounting Codification Topic 810, an entity is a “Variable Interest Entity” when its equity investors do not have sufficient equity at risk such that the entity cannot finance its own activities. When a business has a controlling financial interest in a variable interest entity, the assets, liabilities, and profit of that entity must be included in consolidation.

Management believes that the transfer of $180,000 to AED qualifies AED as a variable interest entity and Energy Holdings International as the beneficiary.  As a result, we have consolidated the financial statements of AED into the accounts of the Company as of October 1, 2009.  The accumulated equity, including the net loss of the subsidiary for the three months ended December 31, 2009 are included in Non-controlling Interests on the balance sheet.

NOTE 6.  SUBSEQUENT EVENTS

In January 2010, the Company entered into an investor relations agreement with an independent third party.  In consideration for the services, EHII will issue 25,000 shares of Company restricted common stock and will pay an additional amount of $2,500 per month.  The agreement is for 12 months, but may be terminated by either party upon 30 days prior written notice.

The Company has evaluated subsequent events through the date these financial statements were issued.

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

Results of Operations

For the Three Months Ended December 31, 2009 and 2008

Net Income. We had a net loss attributable to the common shareholders of Energy Holdings of $775,275 for the three months ending December 31, 2009 compared to a net loss of $78,051 for the same period in 2008.

The net loss for the three months ending December 31, 2009 versus that of the same period in 2008 was primarily due to stock based compensation and

Operating Expenses.  We incurred operating expenses of $879,198 for the three months ended December 31, 2009, compared to $7,261 for the same period in 2008.  This change was due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East.

For the Six Months Ended December 31, 2009 and 2008

Net Income. We had a net loss of $1,082,789 for the six months ending December 31, 2009 compared to a net loss of $90,107 for the same period in 2008.  The difference is primarily due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East and stock based compensation.

Operating Expenses.  We incurred operating expenses of $1,289,127 for the six months ended December 31, 2009 compared to $87,433 for the same period in 2008.  This change waa due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East.

Liquidity and Capital Resources

As of December 31, 2009, we had $1,208,913 in cash.

For the six months ended December 31, 2009, we generated $1,200,289 from operating activities, compared to a negative cash flow from operating activities of $146,038 for the same period in 2008. The increase is related to the consulting contract closed in July 2009.

For the six months ended December 31, 2009, net cash provided by financing activities was $0.

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

Off-Balance Sheet Arrangements

Except as explained in Note 5, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended December 31, 2009.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

We have had a history of net losses.

For the six months ended December 31, 2009, we had a net loss of 1,082,789.  Through December 2009, we have been funding our operations primarily through the sale of our securities and from a consulting agreement.   We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of December 31, 2009, we had cash of $1,208,913 from a consulting agreement.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We may incur expenses and costs in connection with due diligence of potential partners and joint venturers, which projects may not come to fruition.

The Company is currently undertaking financial and technical due diligence, both directly and through third parties, with respect to a potential acquisition of a Dubai based company that provides environmental and renewable energy services throughout the Gulf Cooperation Council for the Arab States of the Gulf (GCC).    The target company is engaged in treating and sorting waste and recycling in Riyadh, UAE.  EHII is still in discussion with the target company and cannot make any estimates when or if the transaction will occur.

We are currently focusing on energy projects in the United Arab Emirates and the Middle East, areas where there have been political conflicts and instability.

The Company is in discussions with a number of potential entities that are located in the UAE and the Middle East.  Because of the continuing conflicts and wars in the Middle East, the political unrest, continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Middle East.

Strategic acquisitions could have a dilutive effect on shareholdings.   Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures in the oil & gas and power generation industries. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through December 31, 2009, the high and low bid or sales price for our common stock has been $2.00 and $.15 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 29,462,109 shares were issued and outstanding as of February 16, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

EHII issued 13,985,700 shares to founders following the December 2008 sale of 96.5% of the Company’s outstanding stock, as well as to current management.  These shares were issued on November 5,2009.  All of the shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until November 2009.

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

ENERGY HOLDING INTERNATIONAL, INC.

February 22, 2010	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)