Form 10-Q
period 2010-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2010-05-17
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

12012 Wickchester Lane, Suite 130
Houston, TX 77079
 (Address of principal executive offices)  (zip code)

(561) 400-1050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: May 7, 2010 was 29,462,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009

ASSETS
Cash and equivalents	$651,560	$25,600
Other current assets	61,374	-
Total current assets	712,934	25,600

Furniture, Fixtures and Equipment, net of accumulated depreciation of $23,221 and $0 at March 31, 2010 and June 30, 2009, respectively	102,654	-
Total non-current assets	102,654	-

TOTAL ASSETS	$815,588	$25,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$33,658	$14,884
Related party payables	1,909	9,323
Deferred Revenue	666,667	32,443
Total current liabilities	702,234	56,650

TOTAL LIABILITIES	702,234	56,650

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and June 30, 2009	-	-
Common stock, $0.01 par value; 100 million shares authorized, 29,462,109 and 15,476,409 shares issued and outstanding at March 31, 2010 and June 30, 2009	29,462	15,476
Additional paid in capital	1,296,943	891,343
Common stock committed	50,000	11,586
Retained earnings	79,241	-
Deficit accumulated during development stage	(949,455)

TOTAL ENERGY HOLDINGS STOCKHOLDERS’ EQUITY (DEFICIT)	506,191
Non-controlling interests	(392,837)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$815,588	$25,600

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
RESULTS OF OPERATIONS
(Unaudited)

	Nine months ended Mar 31,		Three months ended Mar 31,
	2010	2009	2010	2009
REVENUES
Consulting revenues	$1,435,749	$-	$500,000	$-
TOTAL REVENUES	1,435,749	-	-	-

OPERATING EXPENSES
General and administrative expenses	1,854,022	146,176	564,895	58,855
Depreciation	27,168	276	15,556	164
Total operating expenses	1,881,190	146,452	580,451	59,019

PROFIT (LOSS) FROM OPERATIONS	(445,441)	(146,452)	(80,451)	(59,019)

OTHER INCOME/(EXPENSE)
Gain on disposal of property	2,119	-	-	-
Interest expense	-	(2,674)	-	-
Total other income/(expense)	2,119	(2,674)	-	-

Net income (loss)	(443,322)	(149,126)	(80,451)	(59,019)
Net (income) loss attributable to non-controlling interests	522,563	-	409,147	-
Net income attributable to Energy Holdings International	$79,241	$(149,126)	$328,696	$(59,019)

Net loss per share - basic and fully diluted	$-	$(0.03)	$0.01	$-
Weighted average number of shares outstanding – basic and fully diluted	22,877,601	5,931,308	29,462,109	15,476,409

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended Mar 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$79,241	$(149,126)
Net loss, non-controlling interest	(392,837)	-

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,168	276
Gain on sale of fixed asset	(2,119)	-
Stock based compensation	408,000	-
Common stock committed for services	50,000	-

Change in operating assets and liabilities:
Other current assets	(61,374)	-
Accounts payable and accrued liabilities	28,274	(61,410)
Deferred revenues	634,224	-

Related party payables	(7,414)	(18,000)

Net cash provided by / (used in) operations	763,163	(228,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets 1	(137,203)	-

Net cash used in investing activities	(137,203)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable related party – borrowings	-	-
Notes payable related party – payments	-	(13,000)
Sales of common stock	-	175,000
Expenses paid by related parties	-	66,463

Net cash provided by/(used in) financing activities	-	228,463

Net change in cash and equivalents	625,960	203
Cash and equivalents, beginning of period	25,600	57
Cash and equivalents, end of period	651,560	260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$4,241
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITES
Sales of fixed assets in exchange for retirement of accounts payable	$16,976	$-

1.Purchases of fixed assets is net of accumulated depreciation existing at the point of consolidation (October 1, 2009) with Advance Energy, our consolidated subsidiary.

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

As is discussed in Note 5, the Company has consolidated the accounts of Advanced Energy DMCC, a firm in Dubai, United Arab, into its financial statements.
Emirates

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2010 or June 30, 2009.

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

As of March 31, 2010 and June 30, 2009, there were no options or warrants outstanding and diluted earnings per share equaled basic earnings per share.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of March 31, 2010 or June 30, 2009, and as such, had no assets or liabilities that fell into the tiers described above.

Recent Accounting Pronouncements

Effective in this filing, the Company adopted changes issued by the FASB related to the authoritative hierarchy of Generally Accepted Accounting Principals (GAAP) and the establishment of the FASB Accounting Standards Codification.  The codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  These changes and the codification itself do not change GAAP, and other than the manner in which accounting guidance is referenced in our filing, the adoption of this standard had no impact on our financial statements.

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

Consolidation of Variable Interest Entity

For the nine months ended March 31, 2010, non-controlling interest on the consolidated balance sheet represents equity and income attributable to the stockholders of Advanced Energy DMCC which are consolidated as required by the accounting rules governing consolidations and variable interest entities (“VIEs”).

The management has concluded that Advanced Energy DMCC is a variable interest entity and that Energy Holdings International is the primary beneficiary since the Company advanced the former $525,324 to pay for operating expenses during the nine months ended March 31, 2010.  The Company is acting as the defacto agent for Advanced Energy.  Consequently, 100% of the equity, less the net loss of the subsidiary for the six month ended March 31, 2010 is included in non-controlling interests.

NOTE 2. RELATED PARTY TRANSACIONS

Advance Energy, whose accounts are consolidated into the financial statements of EHII, entered into an agreement on August 1, 2009 to provide consulting services an unrelated party, Arabian Business Strategies.   The Company received a lump-sum payment in August, 2009 of $2 million.  The agreement is for one year beginning August 1, 2009.  We have included eight months of revenue associated with this agreement ($1,333,333) into our income statement for the nine months ended March 31, 2010, and deferred $666,667 until future periods.

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

As is discussed in Note 4, we have committed to issuing 25,000 shares of common stock for investor relations services.  We have included a liability in the equity section of the balance sheet for these shares, valuing them at $2.00 per share, the closing price on the date of the contract.  We have included the $50,000 cost in general and administrative expenses.

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

NOTE 5.  CONSOLIDATION WITH ADVANCED ENERGY DMCC

During the nine months ended March 31, 2010, the Company transferred $525,324 to Advanced Energy to pay its operating costs.

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

Management believes that the transfer of $525,324 to AED qualifies AED as a variable interest entity and Energy Holdings International as the beneficiary.  As a result, we have consolidated the financial statements of AED into the accounts of the Company as of October 1, 2009.  The accumulated equity, including the net loss of the subsidiary for the six months ended March 31, 2010 are included in non-controlling interests.

NOTE 6.  SUBSEQUENT EVENTS

On April 7, 2010, Rafic Koussa, the Company’s Chief Operating Officer and a Director resigned from these positions.  The Board of Directors accepted his resignation.

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

Results of Operations

For the Three Months Ended March 31, 2010 and 2009

Net Income. We had a net income attributable to the common shareholders of Energy Holdings of $328,696 for the three months ended March 31, 2010, after adding back in the loss attributable to non-controlling interests, compared to a net loss of $59,019 for the same period in 2009.  The difference in net income is due primarily from our inclusion of eight months of revenues associated with our consulting contract with Arabian Business Services as is mentioned in Note 2 to the financial statements.

Operating Expenses.  We incurred operating expenses of $580,541 for the three months ended March 31, 2010, compared to $59,019 for the same period in 2008.  This change was due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East.

For the Nine Months Ended March 31, 2010 and 2009

Net Income. We had net income of $79,241 for the nine months ending March 31, 2010, after adding back in the loss attributable to non-controlling interests, compared to a net loss of $149,126 for the same period in 2009.  The difference is primarily due to revenues includes from our contract with Arabian Business Services, mitigated by increases in operating expenses which is discussed below.

Operating Expenses.  We incurred operating expenses of $1,881,190 for the nine months ended March 31, 2010 compared to $146,452 for the same period in 2009.  This change waa due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East.

Depreciation expense was significantly higher for the nine months ended March 31, 2010 when compared to the same period in 2009 because our depreciable fixed assets have increased significantly.

Liquidity and Capital Resources

As of March 31, 2010, we had $651,560 in cash.

For the nine months ended March 31, 2010, we generated $768,811 from operating activities, compared to a negative cash flow from operating activities of $228,260 for the same period in 2009. The increase is related to the consulting contract closed in July 2009.

For the nine months ended March 31, 2010, net cash provided by financing activities was $0.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended March 31, 2010.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

As of March 31, 2010, we had cash of $651,560.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The Company is in discussions with a number of entities that are located in the United Arab Emirates and elsewhere in the Middle East.  Because of conflicts in the region, continuing terrorism concerns, both in the United States and internationally, the environment in which we operate could become unstable.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through March 31, 2010, the high and low bid or sales price for our common stock has been $2.00 and $.15 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 29,462,109 shares were issued and outstanding as of May 13, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

EHII issued 14,370,300 shares to founders following the December 2008 sale of 96.5% of the Company’s outstanding stock, as well as to current management.  These shares were issued on November 5, 2009.  All of the shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until November 2009.

EHII issued an additional 13,985,700 on February 16, 2010, of which 11,585,700 were committed to be issued as founders shares at the time of the sale change of control in December, 2008.

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

ENERGY HOLDING INTERNATIONAL, INC.

May 17, 2010	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)