Form 10-Q/A
period 2010-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2010-05-18
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

FORM 10-Q/A

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009

ASSETS
Cash and equivalents	$651,560	$25,600
Other current assets	61,374	-
Total current assets	712,934	25,600

Furniture, Fixtures and Equipment, net of accumulated depreciation of $23,221 and $0 at March 31, 2010 and June 30, 2009, respectively	102,654	-
Total non-current assets	102,654	-

TOTAL ASSETS	$815,588	$25,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$33,658	$14,884
Related party payables	1,909	9,323
Deferred Revenue	666,667	32,443
Total current liabilities	702,234	56,650

TOTAL LIABILITIES	702,234	56,650

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and June 30, 2009	-	-
Common stock, $0.01 par value; 100 million shares authorized, 29,462,109 and 15,476,409 shares issued and outstanding at March 31, 2010 and June 30, 2009	29,462	15,476
Additional paid in capital	1,296,943	891,343
Common stock committed	50,000	11,586
Retained earnings	79,241	-
Deficit accumulated during development stage	(949,455)	(949,455)

TOTAL ENERGY HOLDINGS STOCKHOLDERS’ EQUITY (DEFICIT)	506,191	(31,050)
Non-controlling interests	(392,837)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$815,588	$25,600

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

1. Purchases of fixed assets is net of accumulated depreciation existing at the point of consolidation (October 1, 2009) with Advance Energy, our consolidated subsidiary.

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

All of the Company’s accounting policies are not included in this Form 10-Q/A.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2009 and are herein incorporated by reference.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 18, 2010.

ENERGY HOLDING INTERNATIONAL, INC.

May 18, 2010	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)