Form 10-K
period 2010-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2010-10-13
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2010
Commission File No. 000-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-4574476
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

12012 Wickchester Lane, Suite 130
Houston, Texas 77079
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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $531,109.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  29,662,109 shares as of October 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

 Statements made in this Annual Report are “forward-looking statements” and are not historical facts.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements. You should be aware that these forward-looking statements are subject to risks and uncertainties. Additionally, our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise these statements, whether because of new information, future events or otherwise. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

•
Our ability to successfully implement our business plans, including expanding our markets, developing oil & gas and power generation assets, , as well as alternative energy ventures, both domestically and in targeted areas in the Middle East and other international locations;

•	Continuing and cultivating our relationships with current and new joint ventures;
•	Funding our growth in a manner that is beneficial to our stockholders;
•	Trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, and services and acquisition opportunities;
•	Depending on third party suppliers outside the United States;
•	Trade and political relations with countries where we expect to do business; and
•	Other risks referenced from time to time in our SEC filings.

ITEM 1. DESCRIPTION OF BUSINESS

Executive Summary

Energy Holdings International, Inc. (“EHII”) is focused on acquiring, developing and managing energy assets across in the Middle East, Asia and the Americas. The Company is led by a group of executive officers and directors with extensive experience in sourcing, acquiring and managing assets across the globe.  EHII is dedicated to finding new, long-term energy solutions that are safe, economically viable and environmentally friendly to enhance the future of countries and economies worldwide. It is responding to international, political, environmental and free market demands for investments in the Independent Power Project (IPP) market with safer, cleaner and more technologically advanced energy sources. The Company is dedicated to the task of providing the best management and advisory services available in the complex arena of international business and project development in oil and gas production and power generation.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.

As is discussed in Note 4 to the financial statements, on March 31, 2010, we signed a Share Exchange Agreement (“the SEA”) with Advance Energy DMCC, a free-zone Dubai Multi Commodities Centre Company organized under the laws of Dubai, United Arab Emirates (“Advance”) and with the Advance shareholders to acquire 100 percent of the issued and outstanding shares of Advance in exchange for 100,000 shares of our common stock, rendering Advance a wholly-owned subsidiary of the Company.  We subsequently changed the name of Advance Energy to EHII MENA (Middle East and North Africa).

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

The Company believes that the global economic slowdown has created a unique opportunity to acquire and develop assets in the chosen sectors. Oil and gas prices recent depression has put many assets in distressed status due to the high leverage acquired in recent years. The distressed pricing on many assets and the long-term global demand for fossil fuels has presented EHII with what it expects is an opportunity to acquire several producing assets in the Midwestern United States and Canada. Its objective is to acquire cash flow positive properties with large unproven or undeveloped deposits.  To date, EHII has not entered into any definitive agreements with such assets and cannot assure anyone that it will be able to or if it does, it will be on terms advantageous to the Company.

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

The Middle East region offers stable governments, low country risk ratings and good credit ratings, which allows for the availability of long-term PWPAs (Power and Water Purchase Agreements) with attractive return on investment and the availability of capital needed for development and acquisitions. GDP growth rates average 5-8% per annum with power growth rates averaging 6-10% per annum.

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

Employees

The Company currently has engaged a Chief Executive Officer, and a Chief Financial Officer.  To date, these individuals are consultants, but EHII anticipates that in the near future, it will enter into employment agreements with these individuals.

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

We have had a history of net losses.

We incurred a net loss of $173,897 for the year ended June 30, 2010, and incurred a net loss of $180,436 for the previous year. Through June of 2010, we have been funding our operations primarily through our consulting contracts with trading partners in the Middle East, but have also financed a portion of out operation through the sale of our securities and loans from our major shareholder.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2010, we had cash of $359,079.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 29,662,109 shares were issued and outstanding as of October 13, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,338 square feet of office space in Houston, Texas as our corporate headquarters.   This agreements went into affect on January 1, 2010 and is for a period of five years.

In addition to our office in Houston, Texas, we lease office space in Dubai, United Arab Emirates which began February 20, 2010 and expires February 19, 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

EHII Common Stock trades on the over-the-counter under the symbol: EGYH.OB.  The following sets forth the range of high and low trades for the periods indicated.

Year Ended June 30, 2010 and Subsequent	High	Low
Q1 - Quarter Ended September 30, 2009	$0.17	$0.17
Q2 - Quarter Ended December 31, 2009	0.60	0.17
Q3 - Quarter Ended March 31, 2010	2.00	0.04
Q4 - Quarter Ended June 30, 2010	0.85	0.04
July 1, 2010 to September 21, 2010	1.01	0.70

Year Ended June 30, 2009	High	Low
Q1 - Quarter Ended September 30, 2008	$1.05	$0.32
Q2 - Quarter Ended December 31, 2008	1.00	0.15
Q3 - Quarter Ended March 31, 2009	1.00	0.25
Q4 - Quarter Ended June 30, 2009	1.10	0.17

Out stock has traded thinly for the periods represented.  For the two years from July 1, 2008 to June 30, 2010, our stock has experienced only 55 trading days with 91,846 shares traded on those days for an average daily volume of 126 shares per day.

We currently have no outstanding stock options or other equity compensation plans.

(b)   Our Stockholders

As of June 30, 2010, there were approximately 199 holders of record of EHII common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 130, Houston, Texas 77079, and our telephone number is (561) 445-1050.  You can locate us on the web at http://www.energyhii.com.

Results of Operations

Year Ended June 30, 2010  versus 2009

We incurred a net loss of $173,897 for the year ended June 30, 2010 ($0.01 per share) versus a loss of $180,436 the same period in 2009 ($0.02 per share).

Our ability to achieve profitable operations depends on developing revenue through additional consulting contracts and from the operation of oil & gas and power generation facilities both domestically and abroad. We do not expect to be profitable until we acquire our first oil and gas property.  However, given the uncertainties surrounding the timing  and nature of such acquisitions, we cannot assure you that we will show profitable results at any time.

Revenues - We had $1,935,748 of revenue for the twelve months ended June 30, 2010,of which $102,419 is related-party, compared to $100,000 related-party revenues for the same period in 2009.  Most of the 2010 revenues were the result of consulting services performed in the Middle East (see Note 10) in connection with several power generation projects located in the Middle East, North Africa and Asia.

General and Administrative Expenses -  We incurred general and administrative expenses of $1,695,384 for the year ended June 30, 2010, compared to $277,486 for the same period in 2009.   The majority of this increase was due to operations in our foreign subsidiary in Dubai (approximately $708,000 of added expense) which we did not have in 2008, , costs associated with hiring international consultants to aide in our deliverables on our consulting contracts (approximately $262,000 of added expense) and non-cash compensation of $411,500.

Other costs included in general and administrative expense include maintenance of information technology at our corporate office, legal and accounting for statutory compliance and due diligence on potential asset acquisitions.

Depreciation – depreciation expense increased for the year ended June 30, 2010 versus the same period in 2009 ($12,819 and $276, respectively) owing to our purchases of office furniture and equipment in Houston, Texas and out acquisition of our subsidiary in Dubai.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents totaling $359,079.

Net cash provided by operating activities was $333,358 for the twelve months ended June 30, 2010 compared to net cash used in operating activities of $187,920 for the same period in 2008. We anticipate that overhead costs will increase in the near term as we continue to implement our operating strategy.

Cash flows provided by investing activities was zero during the year ended June 30, 2009, but was $121 for the same period in 2010, which was a net of capital asset purchases of $31,688 (a use of cash) and the acquisition of the US Dollar equivalent of $31,809 (a provision of cash) when we purchased our foreign subsidiary in Dubai.

Cash flows provided by financing activities was zero for the twelve months ended June 30, 2010 compared to a provision of cash from financing activities of $213,463 for the twelve months ended June 30, 2009.  These cash flows in 2009 were related to the payment of Notes Payable, issuance of common stock, expenses paid by a related party.

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

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

●	Level 1. Observable inputs such as quoted market prices in active markets.
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of June 30, 2010 or 2009, and as such, had no assets or liabilities that fell into the tiers described above.

In February 2007, the FASB issued ASC 825, Financial Instruments.  ASC 825 permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The Company does not expect that the adoption of ASC 825 will have a material impact, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  ASC 805 will be applied to business combinations occurring after the effective date.  ASC 805 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.

As is discussed in Note 4 to these financial statements, we acquired Advance Energy, a business entity formed under the laws of Dubai, United Arab Emirates on March 31, 2010..

The Company does not expect the adoption of ASC 805 will have a material impact, if any, on the Company’s financial position or results of operations.

In February 2008, the FASB issued ASC 815, Derivatives and Hedging.  ASC 805 addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The standard includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The standard will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.

ASC 815 also requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 805 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  The Company does not expect the adoption of ASC 815 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued ASC 350, Intangibles – Goodwill and Other. ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under previous guidance. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of ASC 350 to have a material impact, if any, on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Holdings International, Inc.
12012 Wickchester Lane, Suite 130
Houston, Texas 77079

We have audited the accompanying consolidated balance sheet of Energy Holdings International, Inc. (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
      M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
October 13, 2010

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS
Cash and equivalents	$359,079	$25,600
Other current assets	17,423	-
Total current assets	376,502	25,600

Property, Plant and Equipment, net of accumulated depreciation of $12,819 and $0 at June 30, 2010 and 2009, respectively	67,314	-
Deposits	8,181	-
Total non-current assets	75,495	-

TOTAL ASSETS	$451,997	$25,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$25,277	$14,884
Related party payables	-	9,323
Deferred Revenue	166,667	32,443
Total current liabilities	191,944	56,650

TOTAL LIABILITIES	191,944	56,650

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding as of June 30, 2010 and 2009	-	-
Common stock, $0.01 par value; 100 million shares authorized, 29,662,109 and 15,476,409 shares issued and outstanding at June 30, 2010 and 2009, respectively	29,662	15,476
Additional paid in capital	1,303,743	891,343
Common stock committed	50,000	11,586
Accumulated deficit	(1,123,352)	(949,455)

TOTAL EQUITY (DEFICIT)	260,053	(31,050)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$451,997	$25,600

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,
	2010	2009

REVENUES
Consulting revenues	$1,833,329	$-
Related-party consulting revenues	102,419	100,000
TOTAL REVENUES	1,935,748	100,000

OPERATING EXPENSES
General and administrative expenses	1,695,384	227,486
Consulting expense – related party	506,832	50,000
Depreciation	12,819	276
Total operating expenses	2,215,035	277,762

LOSS FROM OPERATIONS	(279,287)	(177,762)

OTHER INCOME/(EXPENSE)
Gain on acquisition of subsidiary	105,390	-
Interest expense	-	(2,674)
Total other income/(expense)	105,390	(2,674)

Net loss	$(173,897)	$(180,436)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding	24,552,642	8,567,786

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Commons Stock		Additional	Common		Total
	Shares	Par Value	Paid In Capital	Stock Payable	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance at July 1, 2007	1,106,109	$1,106	$575,636		$(729,531)	$(152,789)
Sales of common stock	-	-	100,200			100,200
Net loss for the year					(39,488)	(39,488)
Balance at June 30, 2008	1,106,109	1,106	675,836	-	(769,019)	(92,077)

Shares issued for cash	14,370,300	14,370	160,630			175,000
Founders' shares committed to be issued			(11,586)	11,586		-
Expenses paid by related party			66,463			66,463
Net loss for the year					(180,436)	(180,436)
Balance at June 30, 2009	15,476,409	15,476	891,343	11,586	(949,455)	(31,050)

Issuance of additional founders' shares	11,585,700	11,586		(11,586)		-
Shares issued for services	2,500,000	2,500	409,000	-	-	411,500
Shares issued to acquire foreign subsidiary	100,000	100	3,400			3,500
Stock commitment				50,000		50,000
Net income for the year					(173,897)	(173,897)
Balance at June 30, 2010	29,662,109	$29,662	$1,303,743	$50,000	$(1,123,352)	$260,053

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(173,897)	$(180,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	12,819	276
Gain on purchase of subsidiary	(105,390)	-
Stock based compensation	411,500	-
Commitment of common stock for services	50,000	-

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	3,032
Accounts payable and accrued liabilities	10,393	917
Deferred revenues	134,225
Related party payables	(9,323)	(8,677)

Net cash provided by (used in) operations	333,358	(187,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(31,688)	-
Cash acquired upon acquiring foreign subsidiary	31,809

Net cash provided by investing activities	121	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable related party – payments	-	(13,000)
Notes payable – payments	-	(15,000)
Sales of common stock	-	175,000
Expenses paid by related party		66,463

Net cash provided by financing activities	-	213,463

Net change in cash and equivalents	333,479	25,543
Cash and equivalents, beginning of period	25,600	57
Cash and equivalents, end of period	359,079	25,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$796
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITES
Founders' shares committed to be issued	$-	$11,586

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

The Company is a holding corporation currently exploring various opportunities in the energy area.  EHII’s management has been in active discussions with several potential companies, either to acquire, manage, or joint venture with these entities.  However, as of the date of this filing, other than our purchase of our subsidiary in Dubai, United Arab Emirates (see Note 4), no definitive agreements or arrangements have been finalized.

Our financial statements published on Form 10-K for the year ended June 30, 2009 reported us as a development stage enterprise in accordance with ASC 915 – Development Stage Entities.  With our revenue contract which we entered into on August 1, 2009 (see Note 10), we exited the development stage during the current fiscal year.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There were no cash equivalents as of June 30, 2010 or 2009.

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

In presenting net income (loss) per share, we segregate net income or loss as resulting from normal operations, extraodinary items and discontinued operations.

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

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

Stock-Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity Based Payments to Non-Employees.  ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

On March 31, 2010, we acquired Advance Energy DMCC, a free-zone Dubai Multi Commodities Centre Company organized under the laws of Dubai, United Arab Emirates (“Advance”).  Advance’s property, plant and equipment consisted of office furniture and equipment.  We obtained an independent valuation of these assets and determined the fair value in the aggregate was $48,445 as of the date of the acquisition of Advance.

The Company's fixed assets consist of office equipment recorded at cost of $80,133, with offsetting accumulated depreciation at June 30, 2010 and 2009 of $12,819 and $0.  Depreciation expense in 2010 and 2009 was $12,819 and $276, respectively.

Income tax

The Company accounts for income taxes under ASC 740 – Income Taxes. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of June 30, 2010 or 2009, and as such, had no assets or liabilities that fell into the tiers described above.

In February 2007, the FASB issued ASC 825, Financial Instruments.  ASC 825 permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The Company does not expect that the adoption of ASC 825 will have a material impact, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  ASC 805 will be applied to business combinations occurring after the effective date.  ASC 805 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.

As is discussed in Note 4 to these financial statements, we acquired Advance Energy, a business entity formed under the laws of Dubai, United Arab Emirates on March 31, 2010.

We adopted the provisions of ASC 805, Business Combinations and recorded the acquisition as discussed in Note 4.

In February 2008, the FASB issued ASC 815, Derivatives and Hedging.  ASC 805 addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The standard includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The standard will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.

ASC 815 also requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 805 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  The Company does not expect the adoption of ASC 815 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued ASC 350, Intangibles – Goodwill and Other. ASC 350 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under previous guidance. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of ASC 350 to have a material impact, if any, on its consolidated financial statements.

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

The Company issued 14,185,700 subsequent to June 30, 2009 of which 11,585,700 were related to the Founders Stock Committed listed on the Balance Sheet. The remaining total was issued as additional founder’s compensation. The total number of common shares issued and outstanding as of June 30, 2010 was 29,662,109.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had  losses in 2010 and 2009.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management is currently negotiating additional consulting contracts to raise revenues to pay our operating costs.  As is discussed in Note 11, in September, 2010, we received $200,000 as advance payment against a consulting contract with a client in Saudi Arabia.   As of the date of that report, we are still negotiating the terms of that agreement.

NOTE 4.  ACQUISITION OF FOREIGN SUBSIDIARY

One March 31, 2010, we signed a Share Exchange Agreement (“the SEA”) with Advance Energy DMCC, a free-zone Dubai Multi Commodities Centre Company organized under the laws of Dubai, United Arab Emirates (“Advance”) and with the Advance shareholders to acquire 100 percent of the issued and outstanding shares of Advance in exchange for 100,000 shares of our common stock, rendering Advance a wholly-owned subsidiary of the Company.  We subsequently changed the name of Advance Energy to EHII MENA (Middle East and North Africa).

We issued the 100,000 shares on May 29, 2010 and valued the shares at the date of the Share Exchange Agreement ($0.035) or $3,500.

In December 2007, the Financial Accounting Standards Board what is now codified in FASB ASC 805, which governs business acquisitions and combinations.  FASB ASC 805 establishes, among other things, the following principles and requirements:

•
With limited exceptions specified in the Statement, an acquirer is required to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values as of the acquisition date.

•
An acquirer is required to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. FASB ASC 805 defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.

On the date of the acquisition, the total stockholders’ equity was $108,890, consisting of $31,809 in cash, $28,636 of other current assets and $48,445 of property, plant and equipment, stated at fair market value.  The excess of the fair value of the subsidiary assets at the time of purchase (108,890) and the fair value of the consideration given in exchange (100,000 shares valued at $3,500) was recorded as a gain on acquisition of subsidiary in the Other Income/Expense section of our Statement of Operations .

A breakdown of the purchase price is as follows:

Cash	$31,809
Other current assets	28,636
Property, plant and equipment	48,445
Net assets acquired	108,890

Less: excess purchase price	105,390
Total consideration	$3,500

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during periods below:

	Year Ended June 30, 2010				Year Ended June 30, 2009
	As Originally Reported	Adjustment	No.	Combined Pro-Forma	As Originally Reported	Adjustment	No.	Combined Pro-Forma

Consulting revenue	$1,833,329	$79,738	1	$1,913,067	$-	$991,993	1	$991,993
Related-party consulting revenue	102,419	(100,000)	2	2,419	100,000	(100,000)	2	-
Total revenues	1,935,748	(20,262)		1,915,486	100,000	891,993		991,993

Operating expenses:
Depreciation	12,819	39,514	1	52,333	276	5,012	1	5,288
Consulting expenses - related party	446,000	-		446,000	-	-		-
General and administrative	1,756,216	66,789	1	1,823,005	277,486	914,807	1	1,192,293
Total expenses	2,215,035	106,303		2,321,338	277,762	919,819		1,197,581

Income (loss) from operations	(279,287)	(126,565)		(405,852)	(177,762)			(205,588)

Other income (expense):
Gain on acquisition of subsidiary	105,390	(105,390)	2	-	-			-
Interest expense				-	(2,674)			(2,674)

Net income (loss)	$(173,897)			$(405,852)	$(180,436)			$(208,262)

Weighted average shares outstanding - basic and diluted	24,552,642			24,552,642	8,567,786			8,567,786
Net loss per share	$(0.01)			$(0.02)	$(0.02)			$(0.02)

Adjustments:

1.	Inclusion of subsidiary.
2.	Removal of intercompany and related-party items.

NOTE 5. RELATED PARTY TRANSACTIONS

During 2010 and 2009, we paid compensation of $446,000 and  $50,000 respectively, to our officers.

During 2010, we paid $60,832 to the son of our Chief Executive Officer to perform due diligence on certain energy acquisitions.

During 2008 and 2009, the Company leased office space from a shareholder under a month-to-month agreement at the rate of $1,000 per month in 2008. Rent expense during the fiscal year ended June 30, 2008 was $12,000, and $6,000 during the fiscal year ended June 30, 2009. The lease agreement was terminated at the time of the acquisition in December 2008.

As of June 30, 2009, the Company owed $9,323 to a related party who paid expenses on behalf of the company during the fourth quarter.   This debt was paid on July 8, 2009.

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

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with Advance Energy in Dubai which, as of March 31, 2010, became a wholly owned subsidiary of the Company,, and as such, is a related party transaction.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining unreceived balance on the contract at June 30, 2009 (i.e., $67,557) was received during the fiscal year ended June 30, 2010 and we recognized the remaining $100,000 on the contract during the current year.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2010 and 2009, our property, plant and equipment consisted of the following:

	June 30,
	2010	2009

Furniture and fixtures	$37,151	$-
Office equipment	7,594	-
Leasehold improvements	35,388	-
Total property, plant and equipment	80,133	-
Less: accumulated depreciation	(12,819)
Total property, plant and equipment (net)	$67,314	$-

We acquired $48,445 of the assets when we acquired Advance Energy (see Note 4).  The assets in Advance Energy were valued at the fair market value on the date of the acquisition of Advance Energy.  We purchased $31,688 of asset for our Houston office with cash.

Leasehold improvements in Dubai are amortized over the remaining life of the lease in our Dubai office and will be fully amortized by February, 2011.

NOTE 7. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur, which was the case for the company in the year ended June 30, 2010. The Company accounts for income taxes pursuant to ASC 740 – Income Taxes.

At June 30, 2009 and 2010 the Company had approximately $414,333 and $324,218 respectively  in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2024.  As noted above and discussed in Note 2, the company had a significant change in control in December, 2008 and the net operating loss allowed to be carried forward restarts as of that date. A deferred tax asset for the years ended June 30, 2009 and 2010 of approximately $145,000 and $31,673 respectively resulting from the loss carry-forward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was approximately $113,000 decrease in both 2010 and 2009.  The net deferred tax asset at June 30, 2009 and 2010 is zero.

Deferred tax asset and the valuation account are as follows:

	June 30,
	2010	2009

Deferred tax asset (NOL at estimated 35% marginal rate)	145,017	31,673
Less: reserve	(145,017)	(31,673)
Net deferred tax asset	-	-

The components of income tax expense are as follows:

Current federal tax	-	-
Current state tax	-	-
Change in NOL benefit	(113,344)	113,327
Change in valuation allowance	113,344)	(113,327)
Income tax expense	-	-

We adopted ASC 740 – Income Taxes for accounting for uncertainty in income taxes, including unrecognized tax benefits as of June 30, 2010. The adoption had no effect on our financial position or results of operations. We did not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2010 or 2009.

NOTE 8. NOTES PAYABLE

The Company repaid all outstanding notes payable during  2009, which included two notes payables of $13,000 and $15,000 respectively. The Company has no outstanding notes payable as of June 30, 2010 or 2009.

NOTE 9.  STOCKHOLDERS' EQUITY

Common stock

At June 30, 2010 and 2009, the Company had 100 million shares of authorized common stock, $.001 par value, with 29,662,109 and 15,476,409 common shares issued and outstanding, respectively.

During the year ended June 30, 2009, we issued 14,370,300 shares in exchange for $175,000.  These shares were issued in conjunction with the change in control of the company, which is more fully discussed in Note 2.

The Company issued 13,985,700 on November 6, 2009 of which 11,585,700 were related to the Founders Stock Committed upon affecting the merger explained in Note 2. The remaining total (2.4 million shares) was issued as additional founder’s compensation, were valued at $408,000 and included in general and administrative expense for the year ended June 30, 2010.

On April 1, 2010, we issued 100,000 shares to a consultant for accounting and corporate governance services.  We valued the shares at the closing price of the grant date and recorded $3,500 as expense.

On May 29, 2010, we issued 100,000 shares to the shareholders of Advance Energy, a business entity organized and operating under the laws of Dubai, United Arab Emirates to acquire 100% of the issued and outstanding shares of Advance Energy.  For a complete explanation of the acquisition, see Note 4.

The total number of common shares issued and outstanding as of June 30, 2010 was 29,662,109.

Preferred stock

At June 30, 2010 and 2009, the Company had 50,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity-Based Payments to Non-Employees , whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company has no outstanding stock options or warrants at June 30, 2010 or 2009.

Common Stock Payable

On January 21, 2010, we entered into an arrangement with a consulting firm to provide investor relations services.  The terms of the arrangement was to pay 25,000 shares of common stock.  The firm was dismissed before services began, but we have provided for the potential issuance of the common shares.   We valued the shares on the date of the agreement, January 21, 2010 and charged $50,000 to consulting expense and recording a common stock liability in the amount of $50,000.

NOTE 10. CONSULTING REVENUES

The Company signed its first consulting contract in March 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with Advance Energy in Dubai which, as of March 31, 2010, became a wholly owned subsidiary of the Company,, and as such, is a related party transaction.  The contract in the amount of $200,000 was for six months of services from April to September 2009.  As of June 30, 2009, the Company had received $132,443 and recognized $100,000 of revenue during the fourth quarter of 2009. The remaining unreceived balance on the contract at June 30, 2009 (i.e., $67,557) was received during the fiscal year ended June 30, 2010 and we recognized the remaining $100,000 on the contract during the current year.

On August 1, 2009, we signed an agreement with a firm in Saudi Arabia to provide consulting on several projects in the Middle East and North Africa.  The contract amount was $2 million to be earned ever one year (culminating on July 31, 2010).    We received the consulting fee on August 25, 2009.  For the year ended June 30, 2010, we recognized $1,833,333 and have deferred $166,667, or one month, until the next fiscal year.

NOTE 11.  SUBSEQUENT EVENTS

In September, 2010, we received a payment of $200,000 as an advance payment against a consulting contract which we are still negotiating as of the date of this report.

The Company has evaluated subsequent events through the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as accounting functions in Dubai are performed by individuals lacking appropriate oversight by those with accounting and financial reporting expertise.  The officers of the Company do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, management is considering hiring additional staff or outsourcing some or all of the Company’s accounting functions to those with the appropriate level of accounting expertise.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010.

(c) Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

John Adair	68
•Chair, Chief Executive Officer and Chief Financial Officer (December 29, 2008 – present)
•Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.
•Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.
•1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).
•President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)
			2008

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

Jalal Alghani	50	•Chief Financial Officer (September 1, 2009 – Present) •Director since September 1, 2009 •Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present). •From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008). •Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).	2009

Fahad Bu-Nuhayah	44	•Director since March 2009 •Owner: Saudi CAD for Engineering Services (1990 to present) •Co-Owner: al Mutlaq Consulting Engineers (1991 to present) •Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004	2009

Khalid Al-Sunaid	37	•Director since September 2009 •Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).	2009

His Royal Highness Prince Abdullah Bin Bandar Abdulaziz Al-Saud	24	•Director since October 2009 •Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)	2009

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

His Highness Prince Bader Bin Abdullah Bin Mohamed Al Saud	24	•Director since September 2009 •Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)	2009

Randolph C. Aldridge		•Director since July, 2010 •Chairman – Koch Pipelines LP 1998 - 2002 •Director and audit committee member: Terasen, Inc., a publicly traded Vancouver Canada based pipeline and utility business 2005 •Director and audit committee member: Abraxas General Partner, LLC 2007-2009	2010

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended June 30, 2009 with the exception of (a) Richard Hildebrand, who has not filed a Form 5 upon his resignation as a director; (b) Dennis Murphy, who have not filed a Form 5 upon his resignation as a director; (c) Fahad BuNuhayah, Rafic Koussa (a former director), Khalid and Jalal Alghani, each of whom was delinquent in the filing of their respective Form 3s; and (d) John Adair, who was delinquent in filing his Form 4.  With the exception of Messrs Hildebrand and Murphy, all filing have subsequently been made with the SEC.

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

Directors Independence

The Company’s common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. As such, currently none of the Company’s directors are classified as independent directors under this definition.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2010 and 2009, to our corporate officers.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	Year Ended June 30,	Base Compensation	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

John Adair Chairman and CEO	2010	$ 206,000	$ -	$ 206,000
	2009	50,000	-	50,000

Jalal Alghani Chief Financial Officer	2010	240,000	-	240,000
	2009	-	-	-

Outstanding Equity Awards at Fiscal Year-End

We did not grant any equity awards since inception.

Employment Contracts

The Company currently has had no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.  John Adair, our Chairman and Chief Executive Officer, and Jalal Alghani, Our Chief Financial Officer, have consulting agreements with the Company through entities controlled by them.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At August 27, 2010 we had 29,562,109 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 27, 2010, by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is 12012 Wickchester Lane, Suite 130, Houston, Texas 77079.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name	Current Title	Shares Beneficially Owned	Percent of Class
Management

John Adair	Chief Executive Officer, Chair, Director	3,800,000	12.9%
Jalal Alghani1	Chief Financial Officer, Vice Chair, Director	5,500,000	18.6%
Khalid Al Sunaid2	Director	3,900,000	13.2%
Fahad Bu-Nuhayah3	Director	2,600,000	8.8%
HH Prince Bader Al Saud	Director	1,500,000	5.1%
HRH Prince Abdullah Bin A. Al Saud	Director	2,000,000	6.8%
Randolph Aldridge	Director	100,000	0.3%
All Current Officers and Directors, (six persons)		19,400,000	65.6%
_______________
(1)
Mr. Alghani’s shareholdings include (a) 3.2 million shares held individually; and (b) 1.0 million shares held each by (A) MENA Investment Trust and (B) GCC Trust.  Mr. Alghani is the principal of these two trusts.  It also includes 300,000 shares held by his wife.

(2)	Mr. Sunaid’s address is P.O. Box 17605, Riyadh, Kingdom of Saudi Arabia 114934.

(3)	Mr. Bu-Nuhayah’s address is P.O. Box 86602, Riyadh, Kingdom of Saudi Arabia 11632

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2010 and 2009 were $14,250 and $8,500, respectively.

	2010	2009

Audit Related Fees	$14,250	$8,500
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Out-of-Pocket Expenses	$-0-	$-0-
Total	$14,250	$8,500

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

M&K CPAs, PLLC, as of June 30, 2010 and the year then ended.

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

By:	/s/ John Adair
John Adair, President
Date: October 13, 2010

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

/s/ John Adair
John Adair, Principal Executive Officer	October 13, 2010

/s/ Jalal Alghani
Jalal Alghani, Principal Financial Officer	October 13, 2010

/s/ John Adair
John Adair, Director	October 13, 2010

/s/ Jalal Alghani
Jalal Alghani, Director	October 13, 2010

/s/ Fahad Bu-Nuhayah
Fahad Bu-Nuhayah, Director	October 13, 2010

/s/ Khalid Al-Sunaid
Khalid Al-Sunaid, Director	October 13, 2010

/s/HH Badr Al-Saud
HH Badr Al-Saud, Director	October 13, 2010

/s/ HRH Abdullah Al-Saud
HRH Abdullah Al-Saud, Director	October 13, 2010

/s/ Randolph C. Aldridge
Randolph C. Aldridge, Director	October 13, 2010