Form 10-Q
period 2010-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2010-11-12
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

12012 Wickchester Lane, Suite 150
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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: October 31, 2010 was 29,762,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010

ASSETS
Cash and cash equivalents	$140,707	$359,079
Prepaid expenses and advances to employees	25,385	17,423
Total current assets	166,092	376,502

Property, Plant and Equipment, net of accumulated depreciation of $24,583 and $12,819 at September 30, 2010 and June 30, 2010, respectively	55,542	67,314
Deposits	8,181	8,181
Total non-current assets	63,723	75,495

TOTAL ASSETS	$229,815	$451,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$20,938	$25,277
Deferred Revenue	200,000	166,667
Total current liabilities	220,938	191,944

TOTAL LIABILITIES	220,938	191,944

STOCKHOLDERS' EQUITY
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Common stock, $0.001 par value; 100 million shares authorized, 29,762,109 and 29,662,109 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	29,762	29,662
Additional paid in capital	1,388,643	1,303,743
Common stock committed	50,000	50,000
Accumulated deficit	(1,459,528)	(1,123,352)

TOTAL STOCKHOLDERS' EQUITY	8,877	260,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,815	$451,997

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

REVENUES
Consulting revenues	$166,667	$666,666
Related-party consulting revenues	-	102,416
TOTAL REVENUES	166,667	769,082

OPERATING EXPENSES
General and administrative expenses	491,079	409,929
Depreciation	11,764	-
Total operating expenses	502,843	409,929

NET INCOME (LOSS) FROM OPERATIONS	(336,176)	359,153

Net income (loss)	$(336,176)	$359,153

Net income (loss) per share - basic and diluted	$(0.01)	$0.02

Weighted average number of shares outstanding	29,755,587	15,476,409

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(336,176)	$359,153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	11,764	-
Stock based compensation	85,000	-

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(7,962)	-
Accounts payable and accrued liabilities	(4,331)	(9,481)
Deferred revenues	33,333	1,300,884
Related party payables	-	(9,323)

Net cash provided by / (used in) operations	(218,372)	1,641,233

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	(218,372)	1,641,233
Cash and equivalents, beginning of period	359,079	25,600
Cash and equivalents, end of period	$140,707	$1,666,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The Company has consolidates the accounts of Advance Energy DMCC, a firm in Dubai, United Arab Emirates, into its financial statements.  In July, 2010, we changed the name of the Dubai subsidiary to “EHII MENA” (Middle East and North Africa).

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2010 and are herein incorporated by reference.

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30, 2010 or June 30, 2010.

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

Income Tax

The Company accounts for income taxes under current Accounting Standards Codification 740, (“ASC 740”) where deferred taxes are provided on a liability method and deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Since the company considers it more likely than not that no benefit from net operating loss carry forwards will be recognized in the future, deferred tax assets are fully offset by a valuation allowance.

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

As of September 30, 2010 and June 30, 2010, there were no options or warrants outstanding and diluted earnings per share equaled basic earnings per share.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of September 30, 2010 or June 30, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations for the three months ended September 30, 2010.  Moreover, we have negative working capital as of September 30, 2010.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management is currently negotiating additional consulting contracts to raise revenues to pay our operating costs.  As is discussed in Note 11 to our Form 10-K as of our previous fiscal year, June 30, 2010 filed on October 13, 2010, in September, 2010, we received $200,000 as advance payment against a consulting contract with a client in Saudi Arabia. Another retainer was received on November 5, 2010 in the amount of $100,000.  As of the date of that report, we are still negotiating the terms of that agreement.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company entered into an agreement in March, 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, and as such, is a related party transaction.  We recognized $102,416 of related-party revenues during the three months ended September 30, 2009.

NOTE 4.  COMMON STOCK

EHII issued 13,985,700 shares to founders and to management for services during November, 2009. The balance of shares issued and outstanding as of February 16, 2010 was 29,462,109.  Of these shares, we previously committed to issuing an additional 11,585,700 restricted shares, which was later increased to 14,085,700.   These shares of common stock were issued to accredited investors, each of whom were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until October 2009.

As is discussed in Note 5, we have committed to issuing 25,000 shares of common stock for investor relations services.  We have included a liability in the equity section of the balance sheet for these shares, valuing them at $2.00 per share, the closing price on the date of the contract.

During the three months ended June 30, 2010, we issued 100,000 shares to a consultant for services related to the filing of our quarterly and annual reports on Forms 10-K and 10-Q.  We valued the shares on the grant date and charged general and administrative expenses in the amount of $85,000.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September, 2010, we issued 100,000 shares to a director.  We valued the shares at the closing price on the grant date ($0.85 per share) and charged general and administrative expenses with $85,000.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

NOTE 6.  SUBSEQUENT EVENTS

In addition to the $200,000 advance retainer received in September, 2010 against our consulting contract with our client in Saudi Arabia, we received a $100,000 additional advance payment on November 5, 2010.

The Company has evaluated subsequent events through the date these financial statements were issued.

NOTE 7.  ACQUISITION OF SUBSIDIARY AND PRO-FORMA RESULTS OF OPERATIONS

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

On the date of the acquisition, the total stockholders’ equity was $108,890, consisting of $31,809 in cash, $28,636 of other current assets and $48,445 of property, plant and equipment, stated at fair market value.  The excess of the fair value of the subsidiary assets at the time of purchase (108,890) and the fair value of the consideration given in exchange (100,000 shares valued at $3,500) was recorded as a gain on acquisition of subsidiary in the Other Income/Expense section of our Statement of Operations.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A breakdown of the purchase price is as follows:

Cash	$31,809
Other current assets	28,636
Property, plant and equipment	48,445
Net assets acquired	108,890

Less: excess purchase price	105,390
Total consideration	$3,500

The following unaudited pro-forma Results of Operations assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during periods below:

	Three Months	Three Months Ended September 30, 2009
	Ended September 30, 2010	EHII As Originally Reported	Advance Energy DMCC	Adjustment	No.	Combined Pro-Forma

Consulting revenue	$166,667	$-	$848,820	-		$848,820
Related-party consulting revenue	-	769,082	-	(769,082)	1	-
Total revenues	166,667	769,082	848,820	(769,082)		848,820

Operating expenses:
General and administrative expenses	491,079	409,929	265,268	(180,411)	3	494,786
Depreciation	16,513	-	-	2,545	2	2,545
Total expenses	507,592	409,929	265,268	(177,866)		497,331

Net income (loss)	$(340,925)	$359,153	$583,552	$(591,216)		$351,489

Weighted average shares outstanding - basic and diluted	29,755,587	15,476,409		100,000	4	15,576,409
Net loss per share - basic and diluted	$(0.01)	$0.02				$0.02

Adjustments:

1. Removal of duplicated related-party revenues.
2. Estimated depreciation expense.
3. Removal of related-party consulting expense.
4. Shares issued to acquire subsidiary.

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

On October 5, 2010, we signed non-binding letter of intent with ERA Infra Engineering Ltd., a company registered in New Delhi, India, to provide opportunities in Iraq and other Middle Eastern countries for which we would receive a $3 million fee upon the execution of certain milestones.  We expect all of these milestones to be completed before the end of the calendar year 2010.

We are currently negotiating the terms of a consulting agreement with a company in the Kingdom of Saudi Arabia, to provide certain engineering consulting services relating to various power plants in Saudi Arabia and elsewhere in the middle east.  We expect the value of this contract to be between $1.5 and $2 million.  In September, 2010, we received advance retainers against that contract in the amount of $300,000.

In addition, on of September 26, 2010, we signed a letter of intent (“LOI”) with the Basra Government Council who was represented by Dr. Jaber Al-Jaber as Chairman and an authorized representative of the Basra Government Council of Iraq to build a 600 MW power plant in the region of the Basra for a build, own, operate and transfer basis project.  His Royal Highness Prince Abdullah Bin Bandar Abed Al-Aziz Al Saud and Jalal Alghani as Board of Directors of the Company signed the MOU.

Also, on September 26, 2010 we signed a letter of intent with the Basra Government Council who was represented by Dr. Jaber Al-Jaber as chairman and authorized representative of the Basra Government Council of Iraq to build a 250,000 barrel a day oil refinery to be constructed in the region of the Basra Governorate. We are in a dialog with CH2MHILL to provide the Technical and project management expertise through an association agreement with Energy Holdings International Incorporated. Samsung has conveyed an interest to participate with us in the project.

His Royal Highness Prince Abdullah Bin Bandar Abed Al-Aziz Al Saud and Jalal Alghani signed the LOI as authorized by the Board of Directors of the Company.

In addition, on October 4, 2010 the Company and Prize Petroleum Company Limited, a subsidiary of the Indian National Oil Company, Hindustan Petroleum signed an LOI to jointly pursue oil and gas acquisitions within the region of the Middle East and North America. Mr. M. R. Pasrija signed on behalf of Prize Petroleum and Mr. John Adair and Mr. Jalal Alghani signed on behalf of Energy Holdings International Incorporated.

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 150, Houston, Texas 77079 and our telephone number is (561) 445-1050.   The Company’s website is www.energhii.com.

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

Net Income. We had a net income attributable to the common shareholders of Energy Holdings of $359,153 for the three months ended September 30, 2009, versus a loss of $336,176 for the same period in 2010.  The difference in net income is due primarily from a decrease in consulting revenues.

Operating Expenses.  We incurred operating expenses of $491,079 for the three months ended September 30, 2010, compared to $409,929 for the same period in 2009.  This change was due to management’s increased activities in connection with its discussions with joint venture and acquisition partners, many of whom are located in the Middle East.

Our depreciation expense was $11,764 for the three months ended September 30, 2010 versus no depreication for the same period in 2009.  We acquired depreciable assets when we acquired EHII MENA in March 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had $140,707 in cash.

For the three months ended September 30, 2010, we used $218,372  in operations operating activities, compared to a positive cash flow from operating activities of $1,641,233 for the same period in 2009. The decrease is related to the consulting contract closed in July 2009. We are currently negotiating a similar contract for consulting services and received advance retainers of $300,000 in anticipation of beginning work.

For the three months ended September 30, 2010 and 2009, net cash provided by financing activities was $0.

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended September 30,, 2010.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

As of September 30, 2010, we had cash of $140,707.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The Company is currently undertaking financial and technical due diligence, both directly and through third parties, with respect to a potential acquisition of oil and gas properties in North America and power general plants in the Middle East.  EHII is still in discussion with various potential trading partners and oil and gas property sellers and cannot make any estimates when or if the transaction will occur.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through September 30, 2010, the high and low bid or sales price for our common stock has been $2.00 and $0.035 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 29,762,109 shares were issued and outstanding as of September 30, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Upon our amending our certificate of incorporation authorizes us to issue up to 25 million shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We  issued 14,370,300 shares to founders following the December 2008 sale of 96.5% of the Company’s outstanding stock, as well as to current management.  These shares were issued on November 5, 2009.  All of the shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 2009, the shares of common stock were not issued until November 2009.

We issued an additional 13,985,700 on February 16, 2010, of which 11,585,700 were committed to be issued as founders shares at the time of the sale change of control in December, 2008.

On May 29, 2010, we issued 100,000 shares to acquire Advance Energy DMCC, Dubai (whose name we subsequently changed to “EHII MENA”.

On April 1, 2010, we issued 100,000 shares to a consultant for services related to our corporate governance and filings with the Securities and Exchange Commission.

On July 6, 2010, we issued 100,000 shares to a director for services.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2010.

ENERGY HOLDING INTERNATIONAL, INC.

November 12, 2010	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)