Form 10-Q
period 2010-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2011-02-14
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 10, 2011 was 30,262,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010

ASSETS
Cash and equivalents	$40,744	$359,079
Prepaid expenses and advances to employees	6,629	17,423
Total current assets	47,373	376,502

Property, Plant and Equipment, net of accumulated depreciation of $36,347 and $12,819 at December 31, 2010 and June 30, 2010, respectively	43,778	67,314
Deposits	8,181	8,181
Total non-current assets	51,959	75,495

TOTAL ASSETS	$99,332	$451,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$110,703	$25,277
Deferred Revenue	299,975	166,667
Total current liabilities	410,678	191,944

TOTAL LIABILITIES	410,678	191,944

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Common stock, $0.001 par value; 100 million shares authorized, 29,762,109 and 29,662,109 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	29,762	29,662
Additional paid in capital	1,388,643	1,303,743
Common stock committed	50,000	50,000
Accumulated deficit	(1,779,751)	(1,123,352)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(311,346)	260,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$99,332	$451,997

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009

REVENUES
Consulting revenues	$166,667	$-	$-	$-
Consulting revenues - related party	-	102,415	-	-
TOTAL REVENUES	166,667	102,415	-	-

OPERATING EXPENSES
General and administrative expenses	799,539	1,289,127	308,460	879,198
Depreciation	23,527	11,612	11,763	11,612
Total operating expenses	823,066	1,300,739	320,223	890,810

NET LOSS FROM OPERATIONS	(656,399)	(1,198,324)	(320,223)	(890,810)

OTHER INCOME/(EXPENSE)
Gain on disposal of property	-	2,119	-	2,119
Interest expense	-	-	-	-

Total other income/(expense)	-	2,119	-	2,119

Net loss	(656,399)	(1,196,205)	(320,223)	(888,691)

Net loss attributable to non-controlling interests	-	113,416	-	113,416

Net loss attributable to Energy Holdings International	$(656,399)	$(1,082,789)	$(320,223)	$(775,275)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	29,758,848	19,656,917	29,762,109	23,837,425

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(656,399)	$(1,196,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,527	11,612
Gain on sale of fixed asset	-	(2,118)
Stock based compensation	85,000	408,000
Equity in loss of subsidiary	-	104,227

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	10,794	(58,293)
Accounts payable and accrued liabilities	85,435	(25,168)
Deferred revenues	133,308	1,967,557
Related party payables	-	(9,323)

Net cash provided by / (used in) operations	(318,335)	1,200,289

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(16,976)

Net cash used in investing activities	-	(16,976)

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	(318,335)	1,183,313
Cash and equivalents, beginning of period	359,079	25,600
Cash and equivalents, end of period	$40,744	$1,208,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at December 31, 2010 or June 30, 2010.

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

As of December 31, 2010 and June 30, 2010, there were no options or warrants outstanding and diluted earnings per share equaled basic earnings per share.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of December 31, 2010 or June 30, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations for the six months ended December 31, 2010.  Moreover, we have negative working capital as of December 31, 2010.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management is currently negotiating additional consulting contracts to raise revenues to pay our operating costs.  As is discussed in Note 11 to our Form 10-K as of our previous fiscal year, June 30, 2010 filed on October 13, 2010, in September, 2010, we received $200,000 as advance payment against a consulting contract with a client in Saudi Arabia. Another retainer was received on November 5, 2010 in the amount of $100,000.  As of the date of that report, we are still negotiating the terms of that agreement. The $200,000 received in September, 2010 and the $100,000 received in November, 2010 are included in Deferred Revenue.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company entered into an agreement in March, 2009 to provide advisory and engineering expertise for a power generation plant in Asia.  This contract was signed with a company whose Managing Director is also a shareholder of Energy Holdings International, Inc, and as such, is a related party transaction.  We recognized $102,415 of related-party revenues during the six months ended December 31, 2009 and no related party revenues for the six months ended December 31, 2010.

NOTE 4.  COMMON STOCK

EHII issued 13,985,700 shares to founders and to management for services during November, 2009. The balance of shares issued and outstanding as of February 16, 2010 was 29,462,109.  Of these shares, we previously committed to issuing an additional 11,585,700 restricted shares, which was later increased to 14,085,700.   These shares of common stock were issued to accredited investors, each of whom were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 1309, the shares of common stock were not issued until October 2009.

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

NOTE 6.  SUBSEQUENT EVENTS

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

●
With limited exceptions specified in the Statement, an acquirer is required to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values as of the acquisition date.

●
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

On the date of the acquisition, the total stockholders’ equity was $108,890, consisting of $31,809 in cash, $28,636 of other current assets and $48,445 of property, plant and equipment, stated at fair market value.  The excess of the fair value of the subsidiary assets at the time of purchase ($108,890) and the fair value of the consideration given in exchange (100,000 shares valued at $3,500) was recorded as a gain on acquisition of subsidiary in the Other Income/Expense section of our Statement of Operations .

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A breakdown of the purchase price is as follows:

Cash	$31,809
Other current assets	28,636
Property, plant and equipment	48,445
Net assets acquired	108,890

Less: excess purchase price	105,390
Total consideration	$3,500

During the three months ended December 31, 2009, we consolidated Advance Energy in Dubai (now called “EHII MENA”) based on accounting rules governing Variable Interest Entities contained in Accounting Codification Topic 810, and not based on our actual acquisition of that company.  Under these rules, an entity is a “Variable Interest Entity” when its equity investors do not have sufficient equity at risk such that the entity cannot finance its own activities. When a business has a controlling financial interest in a variable interest entity, the assets, liabilities, and profit of that entity must be included in consolidation.

Because, for the three months ended December 31, 2009, we had transferred $180,000 to EHII MENA to pay its operating costs, we believed that Advance Energy qualified as a variable interest entity and Energy Holdings International as the beneficiary.  As a result, we consolidated the financial statements of AED into the account of the Company as of October 1, 2009.

However, because we consolidated EHII MENA as a variable interest entity, our statement of operations included a line subtracting the net loss of the subsidiary of $113,346 and attributing that loss to non-controlling interests.  Had we owned EHII MENA outright at December 31, 2009, we would have had no such attribution.

The following pro-forma removes the effect of the attribution of the net loss of EHII MENA to non-controlling interests:

		Six Months Ended December 31, 2009
	Six Months Ended December 31, 2010	EHII Consolidated As Originally Reported	Adjustment		Combined Pro-Forma

Consulting revenue	$166,667	-	-		-
Related-party consulting revenue	-	102,415	-		102,415
Total revenues	166,667	102,415	-		102,415

Operating expenses:
General and administrative expenses	799,539	1,289,127	-		1,289,127
Depreciation	23,527	11,612	-		11,612
Total expenses	823,066	1,300,739	-		1,300,739

Income (loss) from operations	(656,399)	(1,198,324)	-		(1,198,324)

Other income (expense):
Gain on disposal of property	-	2,119	-		2,119
Net income (loss)	(656,399)	(1,196,205)	-		(1,196,205)

Net (income) loss attributable to non-controlling interests	-	113,416	(113,416)	1	-
Net income attributable to Energy Holdings International	$(656,399)	$(1,082,789)	$(113,416)		$(1,196,205)

Weighted average shares outstanding - basic and diluted	29,758,848	19,656,917	100,000	2	19,756,917
Net loss per share - basic and diluted	$(0)	$(0)	$-		$(0)

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

Energy Holdings International, Inc. has subsequently signed a Memorandum of Understanding with SREI Infrastructure Finance Limited (SIFL), an entity incorporated in India with the purpose of forming a Special Purpose Vehicle (SPV) in order to complete the development and construction of 2 X 600 MW Power Plant in Basra, Iraq.

In addition, in November 2010, Energy Holdings International, Inc. signed an association agreement with CH2MHill who will be available to supply construction expertise in Iraq, especially the development of the 250,000 barrel per day  refinery as mentioned below.

Also, Chairman John W. Adair and Vice-Chairman Alghani have completed a number of meetings during the quarter ending December 31, 2010 with VOLAW Trust and Corporate Services Limited with the intention of setting up and organizing a large energy fund. VOLAW is located in Jersey, Channel Islands, U.K. The purpose of the use of Jersey is at the request of the investors who are located primarily in the Middle East. Energy Holdings International, Inc. anticipates the organization of the fund will be finalized during the first or second quarter of calendar year 2011.

Energy Holdings International, Inc. anticipates the funds will be utilized primarily for the purchase of oil and gas assets located in the Continental United States.

During the quarter ending December 31, 2010, Energy Holdings International, Inc. received the long awaited confirmation of the availability of the natural gas necessary for the construction of the 450 MW Combined Cycle Power Plant located in the country of Bangladesh.  We are currently in the process of completing the Power Purchase Agreement (PPA) for the project. Parsons Brinkerhoff (PB) has completed a site visit on behalf of Energy Holdings International, Inc. and Energy Holdings International, Inc. has an association agreement with Parsons Brinkerhoff for technical assistance.

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

Results of Operations

For the Six Months Ended December 31, 2010 and 2009

Net Income. We had a net loss of $1,196,205  ($1,082,789 attributable to Energy Holdings International) for the six months ended December 31, 2009, versus a loss of $656,399 for the same period in 2010.  The decrease in net loss is due primarily from a decrease in general and administrative expenses as a result of our reduction of payroll in our Dubai subsidiary, EHII MENA.

Operating Expenses.  We incurred operating expenses of $823,066 for the six months ended December 31, 2010, compared to $1,300,739 for the same period in 2009.  This decrease is due primarily from a decrease in general and administrative expenses as a result of our reduction of payroll in our Dubai subsidiary, EHII MENA.

Our depreciation expense was $23,527 for the six months ended December 31, 2010 versus $11,612  for the same period in 2009.  The increase is due to inclusion of only three months of depreciation in 2009 for our subsidiary in Dubai, whereas 2010 contains a full six months .

Liquidity and Capital Resources

As of December 31, 2010, we had $40,744 in cash.

For the six months ended December 31, 2010, we used $318,335 in operating activities, compared to a positive cash flow from operating activities of $1,200,289 for the same period in 2009. The decrease is related to the consulting contract closed in July 2009 with no counterpart consulting contract in the current year. We are currently negotiating a similar contract for consulting services and received advance retainers of $300,000 in anticipation of beginning work.

For the six months ended December 31, 2010 and 2009, net cash provided by financing activities was $0.  Cash flows from investing activities was $0 and minus $16,976, respectively.  The $16,976 was assets acquired in our foreign subsidiary, EHII MENA.

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended December 31, 2010.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

As of December 31, 2010, we had cash of $40,744.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through December 31, 2010, the high and low bid or sales price for our common stock has been $2.00 and $0.035 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 29,762,109 shares were issued and outstanding as of December 31, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We  issued 14,370,300 shares to founders following the December 2008 sale of 96.5% of the Company’s outstanding stock, as well as to current management.  These shares were issued on November 5, 2009.  All of the shares of common stock were issued to accredited investors, each of who were provided with information, including financial information, concerning the company.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  While the company approved the issuance of the securities in February 1309, the shares of common stock were not issued until November 2009.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2011.

ENERGY HOLDING INTERNATIONAL, INC.

February 14, 2011	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)