Form 10-Q
period 2011-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2011-05-16
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: May 6, 2011 was 31,612,109.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010

ASSETS
Cash and equivalents – unrestricted	$6,658	$359,079
Cash and equivalents – restricted	40,010	-
Prepaid expenses and advances to employees	17,984	17,423
Total current assets	64,652	376,502

Property, Plant and Equipment, net of accumulated depreciation of $49,123 and $12,819 at March 31, 2011 and June 30, 2010, respectively	31,002	67,314
Deposits	8,181	8,181
Total non-current assets	39,183	75,495

TOTAL ASSETS	$103,835	$451,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$91,093	$25,277
Accounts payable – related party	156,415
Deferred Revenue	299,975	166,667
Total current liabilities	547,483	191,944

TOTAL LIABILITIES	547,483	191,944

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at March 31, 2011or June 30, 2010	-	-
Common stock, $0.001 par value; 100 million shares authorized, 31,612,109 and 29,662,109 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	31,612	29,662
Additional paid in capital	1,955,483	1,303,743
Common stock committed	50,000	50,000
Accumulated deficit	(2,480,743)	(1,123,352)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(443,648)	260,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$103,835	$451,997

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

REVENUES
Consulting revenues	$166,667	$1,435,749	$-	$500,000
TOTAL REVENUES	166,667	1,435,749	-	500,000

OPERATING EXPENSES
General and administrative expenses	1,487,764	1,854,022	688,225	564,895
Depreciation	36,304	27,168	12,777	15,556
Total operating expenses	1,524,068	1,881,190	701,002	580,451

NET LOSS FROM OPERATIONS	(1,357,401)	(445,441)	(701,002)	(80,451)

OTHER INCOME/(EXPENSE)
Gain on disposal of property	-	2,119	-	-
Interest income	10	-	10	-

Total other income/(expense)	10	2,119	-	-

Net loss	(1,357,391)	(443,322)	(700,992)	(80,451)

Net income (loss) attributable to non-controlling interests	-	522,563	-	409,147

Net loss attributable to Energy Holdings International	$(1,357,391)	$79,241	$(700,992)	$328,696

Net loss per share - basic and diluted	$(0.05)	$-	$(0.02)	$0.01

Weighted average number of shares outstanding	29,938,547	22,877,601	30,161,065	29,462,109

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,357,391)	$79,241
Net loss, non-controlling interest	-	(392,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	36,304	27,168
Gain on sale of fixed asset	-	(2,119)
Stock based compensation	448,331	408,000
Common stock committed for services	-	50,000

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(561)	(61,374)
Accounts payable and accrued liabilities	87,324	28,274
Deferred revenues	133,308	634,224
Related party payables	134,915	(7,414)

Net cash provided by / (used in) operations	(517,770)	763,163

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(137,203)

Net cash used in investing activities	-	(137,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party cash contributions	5,359	-
Sales of common stock	200,000	-

Net cash provided by/(used in) financing activities	205,359	-

Net change in cash and equivalents	(312,411)	625,960
Cash and equivalents, beginning of period	359,079	25,600
Cash and equivalents, end of period	$46,668	$651,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Sales of fixed assets in exchange for retirement of debt	$-	$16,976

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2011 or June 30, 2010.  At March 31, 2010, we had $40,010 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

Property and Equipment

Property and equipment are recorded at cost and straight-line depreciated over each item's estimated useful life, which is three years for vehicles, computers and other items.  Our fixed assets consist generally of office furniture, which is being depreciated over its useful life, generally five years, and equipment, which is being depreciated over their useful lived, which is generally seven years.

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

As of March 31, 2011, we had 500,000 warrants outstanding (see Note 4) and none as of June 30, 2010.  These potentially dilutive securities did not affect our net loss per share for the periods presented in the statement of operations because to do so would be anti-dilutive.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of March 31, 2011 or June 30, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations for the nine months ended March 31, 2011 and negative working capital at March 31, 2011.

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

NOTE 3. RELATED PARTY TRANSACTIONS

Our Chief Executive Officer contributed $5,359 in cash.

In January, 2011, we issued 500,000 shares to three sons of our Chief Executive Officer to serve as advisors to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

In March, 2011, we issued 200,000 shares to John Adair, our Chief Executive Officer and 100,000 shares to our Chief Financial Officer as additional compensation.  We valued the shares at the closing price on the date of issuance and charged general and administrative expense with $12,000.

We owed related party costs to our  Chief Executive Officer, John Adair, our Chief Financial Officer Jalal Alghani, and to their children who render services to the Company.  Collectively, this amounted to $156,415 at March 31, 2011.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

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

During the three months ended June 30, 2010, we issued 100,000 shares to a consultant for services related to the filing of our quarterly and annual reports on Forms 10-K and 10-Q.  We valued the shares on the grant date and charged general and administrative expenses in the amount of $3,500.

During the three months ended September, 2010, we issued 100,000 shares to a director.  We valued the shares at the closing price on the grant date ($0.85 per share) and charged general and administrative expenses with $85,000.

In January, 2011, we issued 500,000 shares to three sons of our Chief Executive Officer to serve as advisors to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

Also in January, 2011, we issued 200,000 shares  in exchange for $100,000 in cash to an accredited investor.

In March 2011, we issued 100,000 additional shares to an accredited investor for $100,000 in cash.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also in March, 2011, we issued 200,000 shares to John Adair, our Chief Executive Officer and 100,000 shares to our Chief Financial Officer as additional compensation.  We valued the shares at the closing price on the date of issuance and charged general and administrative expense with $12,000.

Also in March, 2011, we issued 750,000 shares to two consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $72,500.

On March 1, 2011, we granted 500,000 one-year warrants to a consultant for services with a strike price of $0.50.  We valued these warrants using the Black-Scholes option pricing model and recorded an increase in Additional Paid in Capital and a corresponding charge to consulting expense in the amount of $23,831.  As inputs to the valuation model, we used the following: volatility: 480.79%; stock price on grant date: $0.05; risk-free capital rate: 0.25%.

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

Because for the three months ended December 31, 2009, we had transferred $180,000 to EHII MENA to pay its operating costs, we believed that Advance Energy qualified as a variable interest entity and Energy Holdings International as the beneficiary.  As a result, we consolidated the financial statements of AED into the account of the Company as of October 1, 2009.

However, because we consolidated EHII MENA as a variable interest entity, our statement of operations included a line subtracting the net loss of the subsidiary of $113,346 and attributing that loss to non-controlling interests.  Had we owned EHII MENA outright at December 31, 2009, we would have had no such attribution.

The following pro-forma removes the effect of the attribution of the net loss of EHII MENA to non-controlling interests:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
		EHII Consolidated As Originally Reported	Adjustment	No.	Combined Pro-Forma

Consulting revenue	$166,667	$1,435,749	$-		$1,435,749
Total revenues	166,667	1,435,749	-		7,435,749

Operating expenses:
General and administrative expenses	1,487,764	1,854,022	-		1,854,022
Depreciation	36,304	27,168	-		27,168
Total expenses	1,524,068	1,881,190	-		1,881,190

Income (loss) from operations	(1,357,401)	(445,441)	-		(445,441)

Other income (expense):
Gain on disposal of property	-	2,119	-		2,119
Interest income	10	-	-		-
Net income (loss)	(1,357,391)	(443,322)	-		(443,322)

Net (income) loss attributable to non-controlling interests	-	522,563	(522,563)	1	-
Net income attributable to Energy Holdings International	$(1,357,391)	$79,241	$(522,563)		$(443,322)

Weighted average shares outstanding - basic and diluted	30,004,992	22,877,601	100,000	2	22,977,601
Net loss per share - basic and diluted	$(0.05)	$(0.02)			$(0.02)

Adjustments:

1. Removal of attribution of net loss of subsidiary to non-controlling interests.

2. Shares issued to acquire subsidiary.

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

Results of Operations

For the Nine Months Ended March 31, 2011 and 2010

Net Income. We had a net income of $79,241 (after adding back in $522,563 of net loss attributable to non-controlling interest) for the nine months ended March 31, 2010, versus a loss of $1,357,391 for the same period in 2011.  The change is due primarily from the lack of consulting arrangements in the current year versus the previous year.

Operating Expenses.  General and administrative expenses are lower in the current year ($1,487,764 versus $1,854,022) due to decreased activity in our operating subsidiary in Dubai, UAE.

Our depreciation expense was $36,304 for the nine months ended March 31, 2011 versus $27,168 for the same period last year.  The increase is due to inclusion of only six months of depreciation in the previous for our subsidiary in Dubai, whereas the current year contains a full nine months .

Liquidity and Capital Resources

As of March 31, 2011, we had $46,668 in cash of which $40,010 is restricted from our use by our bank as a compensating balance to offset our credit card use which we use for travel to the middle east.

For the nine months ended March 31, 2011, we used $517,770 in operating activities, compared to a positive cash flow from operating activities of $763,163 for the same period in the previous year. The decrease is related to the consulting contract closed in July 2009 with no counterpart consulting contract in the current year. We are currently negotiating a similar contract for consulting services and received advance retainers of $300,000 in anticipation of beginning work.

For the nine months ended March 31, 2011, net cash used by investing activities was $0 versus $137,203 used in investing activities for the same period last year.  Last year, we outfitted our Houston office with furniture and fixtures whereas we have purchased no additional such items in the current year.

 Cash flows from financing activities was $205,359 and minus $0, respectively.  We sold common stock in the current year and received a cash payment from our Chief Executive Officer whereas the previous year had no such activity.

Following the change in control of the Company, the purchasers currently intend to continue the Company’s business focus  in the areas of  oil and gas, including exploration and development, as well as other energy projects including power development, both domestically and internationally.  We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects, both domestically and in the Middle East. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities.

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

This conclusion is based upon the number and magnitude of adjustments by our independent auditors during their review of the quarter ended March 31, 2011.  Management is currently evaluating ways to strengthen our internal controls, subject to a cost-benefit analysis.  Additional information will be made forthcoming as it becomes available.

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

As of March 31, 2011, we had unrestricted cash of only $6,658.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, from May 2004 through March 31, 2011, the high and low bid or sales price for our common stock has been $2.00 and $0.035 per share, respectively.  The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 31,612,109 shares were issued and outstanding as of March 31, 2011.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

In January, 2011, we issued 500,000 shares to three sons of our Chief Executive Officer to serve as advisors to the board of directors.

Also in January, 2011, we issued 200,000 shares  in exchange for $100,000 in cash to an accredited investor.

In March 2011, we issued 100,000 additional shares to an accredited investor for $100,000 in cash.

Also in March, 2011, we issued 200,000 shares to John Adair, our Chief Executive Officer and 100,000 shares to our Chief Financial Officer as additional compensation.

Also in March, 2011, we issued 750,000 shares to two consultants for services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2011

ENERGY HOLDING INTERNATIONAL, INC.

May 16, 2011	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)