Form 10-K
period 2011-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2011-10-13
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2011
Commission File No. 000-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-4574476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12012 Wickchester Lane, Suite 130
Houston, Texas 77079
(Address of principal executive offices)(zip code)

(832) 230-1490
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during thaw preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $3,502,814.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  31,612,109 shares as of September 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this Annual Report are “forward-looking statements” and are not historical facts.  For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future demand for our services and products, supply, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “would”, “anticipate,” “believe,” “estimate,” “plan” or “expect” or the negative of these terms and similar expressions we are making forward- looking statements. You should be aware that these forward-looking statements are subject to risks and uncertainties. Additionally, our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise these statements, whether because of new information, future events or otherwise. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements include, among other things:

•
Our ability to successfully implement our business plans, including expanding our markets, developing oil & gas and power generation assets as well as alternative energy ventures, both domestically and in targeted areas in the Middle East and other international locations;

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

Employees

The Company currently has engaged a Chief Executive Officer, and a Chief Financial Officer and two part-time employee/contractors.  To date, these individuals are consultants, but EHII anticipates that in the near future, it will enter into employment agreements with these individuals.

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

We have had a history of net losses.

We incurred a net loss of $1,773,222 for the year ended June 30, 2011, and has had accumulated losses of $2,896,574 through June 30, 2011. Through June of 2011, we have been funding our operations primarily through our consulting contracts with trading partners in the Middle East, but have also financed a portion of out operation through the sale of our securities and loans from our major shareholder.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2010, we had unrestricted cash of $50,964.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 31,612,109 shares were issued and outstanding as of September 22, 2011.  Our board of directors and/or our executive management has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,338 square feet of office space in Houston, Texas as our corporate headquarters.   This agreement went into affect on January 1, 2010 and is for a period of five years.

In addition to our office in Houston, Texas, we lease office space in Dubai, United Arab Emirates which began February 19, 2011 and expires February 20, 2013.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

EHII Common Stock trades on the OTC Markets under the symbol: EGYH.  The following sets forth the range of high and low trades for the periods indicated.

	High	Low
Year Ended June 30, 2010
Q1 - Quarter Ended September 30, 2009	$0.17	$0.17
Q2 - Quarter Ended December 31, 2009	0.60	0.17
Q3 - Quarter Ended March 31, 2010	2.00	0.04
Q4 - Quarter Ended June 30, 2010	0.85	0.04

Year Ended June 30, 2011
Q1 - Quarter Ended September 30, 2010	$1.01	$0.70
Q2 - Quarter Ended December 31, 2010	0.75	0.20
Q3 - Quarter Ended March 31, 2011	0.55	0.04
Q4 - Quarter Ended June 30, 2011	1.01	0.20

Our stock has traded thinly for the periods represented.  For the two years from July 1, 2009 to June 30, 2011, our stock has experienced only 58 trading days with 382,501 shares traded on those days for an average daily volume of 524 shares per day.

We currently have no outstanding stock options or other equity compensation plans.

(b)   Our Stockholders

As of June 30, 2011, there were approximately 198 holders of record of EHII common stock.

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

Results of Operations

Year Ended June 30, 2011  versus 2010

We incurred a net loss attributable to Energy Holdings International of $1,773,22 for the year ended June 30, 2011, or $0.06 per share,  versus a net loss of $173,897 in the same period in 2010 ($0.01 per share).

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

Revenues - We had $166,667 of revenue for the twelve months ended June 30, 2011 versus 1,935,748 for the same period ended June 30, 2010.  All revenues resulted from consulting services performed in the Middle East (see Note 10) in connection with several power generation projects located in the Middle East, North Africa and Asia.  These revenues have decreased as a result of our changed focus on completing our Power Purchase Agreement (“PPA”) in Bangladesh.

General and Administrative Expenses -  We incurred general and administrative expenses of $1,808,443 for the year ended June 30, 2011, compared to $2,202,216 for the same period in 2010, an 18% reduction, owing from our streamlined operations during the current year versus 2010.

Depreciation – depreciation expense increased for the year ended June 30, 2011 versus the same period in 2010 ($34,182 and $12,819, respectively) owing to our taking a full year of depreciation during the year ended June 30, 2011 versus only a partial year for the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had unrestricted cash and cash equivalents totaling $50,964.

Net cash used in operating activities was $655,944 for the twelve months ended June 30, 2011 compared to net cash provided by operating activities of $333,358 for the same period in 2010. This change is a result of a shifting of focus from providing consulting services to completing the PPA on our Bangladesh project.

Cash flows used in investing activities was zero during the year ended June 30, 2011, but was $121 for the same period in 2010, due to the purchase of fixed assets during 2010 for which we had no equivalent purchases for the year ended June 30, 2011.  This purchase was offset by cash acquired during 2010 when we acquired our subsidiary in Dubai.

Cash flows provided by financing activities was $387,859 for the twelve months ended June 30, 2011 compared to zero for the twelve months ended June 30, 2010.  This difference is a result of our focus change from consulting (which provided cash flows from operations for the year ended June 30, 2010) to completing our PPA on our Bangladesh project (activities which do not provide cash flows from operations).

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

At June 30, 2011, we had a derivative liability of $119,643 included as a level 3 liability. See Note 7 for a discussion of this derivative liability.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Holdings International, Inc.
12012 Wickchester Lane, Suite 130
Houston, Texas 77079

We have audited the accompanying consolidated balance sheet of Energy Holdings International, Inc. (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2011 and 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

October 11, 2011

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended June 30,
	2011	2010

ASSETS

Cash and equivalents – unrestricted	$50,964	$359,079
Cash and equivalents – restricted	40,030	-
Prepaid expenses and advances to employees	4,083	17,423
Total current assets	95,077	376,502

Property, Plant and Equipment, net of accumulated depreciation of $11,620 and $12,819 at June 30, 2011 and 2010, respectively	33,123	67,314
Deposits	8,181	8,181
Total non-current assets	41,304	75,495

TOTAL ASSETS	$136,381	$451,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$167,452	$25,277
Accounts payable - related party	241,128	-
Short-term notes payable, net of discount of $15,620 and zero	27,662	-
Derivative liability	119,643	-
Deferred Revenue	299,975	166,667
Total current liabilities	855,860	191,944

TOTAL LIABILITIES	855,860	191,944

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at June 30, 2011 or 2010.	-	-
Common stock, $0.001 par value; 100 million shares authorized, 31,612,109 and 29,662,109 shares issued and outstanding at June 30, 2011 and 2010, respectively	31,612	29,662
Additional paid in capital	1,955,483	1,303,743
Common stock committed	190,000	50,000
Accumulated deficit	(2,896,574)	(1,123,352)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(719,479)	260,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$136,381	$451,997

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2011	2010

REVENUES
Consulting revenues	$166,667	$1,833,329
Consulting revenues - related party	-	102,419
TOTAL REVENUES	166,667	1,935,748

OPERATING EXPENSES
General and administrative expenses	1,808,443	2,202,216
Depreciation	34,182	12,819
Total operating expenses	1,842,625	2,215,035

NET LOSS FROM OPERATIONS	(1,675,958)	(279,287)

OTHER INCOME/(EXPENSE)
Gain on acquisition of subsidiary	-	105,390
Loss on derivative liability	(344,016)	-
Change in fair value of derivative liability	246,722	-
Interest income	30	-
Total other income/(expense)	(97,264)	105,390

Net loss	$(1,773,222)	$(173,897)

Net loss per share - basic and diluted	$(0.06)	$(0.01)
Weighted average number of shares outstanding	30,405,671	24,552,642

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Commons Stock
	Shares	Par Value	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at July 1, 2009	15,476,409	$15,476	$891,343	$11,586	$(949,455)	$(31,050)

Issuance of additional founders' shares	11,585,700	11,586		(11,586)		-
Shares issued for services	2,500,000	2,500	409,000	-	-	411,500
Shares issued to acquire foreign subsidiary	100,000	100	3,400			3,500
Stock commitment				50,000		50,000
Net income for the year					(173,897)	(173,897)
Balance at June 30, 2010	29,662,109	29,662	1,303,743	50,000	(1,123,352)	260,053

Shares issued for services	1,650,000	1,650	422,850			424,500
Shares issued for cash	300,000	300	199,700			200,000
Grant of warrants for services			23,831			23,831
Stock commitment for cash				140,000		140,000
Related-party cash contribution			5,359			5,359
Loss for the period					(1,773,222)	(1,773,222)

Balance at June 30, 2011	31,612,109	$31,612	$1,955,483	$190,000	$(2,896,574)	$(719,479)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,773,222)	$(173,897)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	34,182	12,819
Amortization of debt discount	6,729	-
Loss on derivative	344,016	-
Change in fair value of derivative	(246,722)	-
Gain on purchase of subsidiary	-	(105,390)
Stock based compensation	448,331	411,500
Common stock committed for services	-	50,000

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	13,340	3,031
Accounts payable and accrued liabilities	142,966	10,393
Deferred revenues	133,308	134,225
Related party payables	241,128	(9,323)
Net cash provided by / (used in) operations	(655,944)	333,358

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(31,688)
Cash acquired upon acquiring foreign subsidiary	-	31,809
Net cash provided by investing activities	-	121

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	42,500	-
Related-party cash contributions	5,359	-
Common stock committed for cash	140,000	-
Sales of common stock	200,000	-
Net cash provided by/(used in) financing activities	387,859	-

Net change in cash and equivalents	(268,085)	333,479
Cash and equivalents, beginning of period	359,079	25,600
Cash and equivalents, end of period	$90,994	$359,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITES
Sales of fixed assets in exchange for retirement of debt	$-	$16,976

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

The Company has consolidated the accounts of Energy Holdings International – Middle East/North Africa DMCC (“EHII – MENA”), formerly Advance Energy DMCC, a firm in Dubai, United Arab Emirates, into its financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at June 30, 2011 or 2010.  At June 30, 2011, we had $40,030 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

In presenting net income (loss) per share, we segregate net income or loss as resulting from normal operations, extraordinary items and discontinued operations.

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

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2011 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

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

At June 30, 2011, we had a derivative liability of $119,643 included as a level 3 liability. See Note 7 for a discussion of this derivative liability.

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

As is discussed in Note 3 to these financial statements, we acquired Advance Energy, a business entity formed under the laws of Dubai, United Arab Emirates on March 31, 2010.

We adopted the provisions of ASC 805, Business Combinations and recorded the acquisition as discussed in Note 3.

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

Management plans to finance our continuing operations by selling equity in our Bangladesh project.  As discussed in Note 11, subsequent to the balance sheet date, we sold 35% of the equity in our Bangladesh power plant project for $4.3 million.  Management also may finance continuing operations through additional sales of common stock or issuance of debt.

NOTE 3.  ACQUISITION OF FOREIGN SUBSIDIARY

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

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the year ended June 30, 2010.

	Year Ended June 30, 2010
	As Originally Reported	Adjustment	No.	Combined Pro-Forma

Consulting revenue	$1,833,329	$79,738	1	$1,913,067
Related-party consulting revenue	102,419	(100,000)	2	2,419
Total revenues	1,935,748	(20,262)		1,915,486

Operating expenses:
General and administrative expenses	2,202,216	66,789	1	2,269,005
Depreciation	12,819	39,514	1	52,333
Total expenses	2,215,035	106,303		2,321,338

Income (loss) from operations	(279,287)	(126,565)		(405,852)

Other income (expense):
Gain on acquisition of subsidiary	105,390			105,390
Interest income

Net income (loss)	(173,897)			(300,462)

Weighted average shares outstanding - basic and diluted	24,552,642	100,000	3	24,652,642
Net loss per share - basic and diluted	$(0.01)			(0.01)

Adjustments:
1.	Inclusion of subsidiary.
2.	Removal of intercompany and related-party items.
3.	Shares issued to acquire subsidiary

NOTE 4. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2011 and 2010, we accrued and paid the following to our officers:

	Year Ended June 30,
	2011	2010
Net due at beginning of period	$-	$-
Accrued	312,000	446,000
Paid	(101,000)	(446,000)
Net due at end of period	$211,000	$-

As of June 30, 2011 and 2010, the Company owed $12,628 and $9,323, respectively to related parties who paid expenses on behalf of the company.

In January, 2011, we issued 500,000 shares to three sons of our Chief Executive Officer to serve as advisors to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

Our Chief Executive Officer, John Adair, contributed $5,359 in cash on March 16, 2011.

Our Chief Executive Officer, John Adair, his sons (who are consultants), and our Chief Executive Officers (and daughter who is a consultant), are collectively owed $257,128 in salaries and cash contributions made into the Company.

On March 15, 2011, we issued 200,000 common shares to John Adair, out Chief Executive Officer, and 100,000 shares to Jalal Al Ghani, Our Chief Financial Officer.  We valued the shares at the closing price on the grant date ($0.04) and charged general and administrative expenses with $12,000.

On May 22, 2011, we entered into a stock subscription agreement with a member of our board of directors to sell 1 million shares for $140,000.  As of June 30, 2011, these shares had not been issued and are included in Common Stock Committed.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and 2010, our property, plant and equipment consisted of the following:

	June 30,
	2011	2010

Furniture and fixtures	$37,150	$37,151
Office equipment	7,593	7,594
Leasehold improvements	-	35,388
Property, plant and equipment at cost	44,743	80,133
Less: accumulated depreciation	(11,620)	(12,819)
Property, plant and equipment (net)	$33,123	$67,314

We acquired $48,445 of the assets when we acquired Advance Energy (see Note 4).  The assets in Advance Energy were valued at the fair market value on the date of the acquisition of Advance Energy.  We purchased $31,688 of assets for our Houston office with cash.

Leasehold improvements in Dubai are amortized over the remaining life of the lease in our Dubai office and were fully amortized during the year ended June 30, 2011.  Since our lease in Dubai has expired and we have renewed the lease for two years, the original $35,388 and the offsetting accumulated depreciation have been removed.

NOTE 6. INCOME TAXES

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

Deferred tax asset and the valuation account are as follows:

	June 30,
	2011	2010

Deferred tax asset (NOL at estimated 35% marginal rate)	750,853	145,017
Less: reserve	(750,853)	(145,017)
Net deferred tax asset	-	-

The components of income tax expense are as follows:

Current federal tax	-	-
Current state tax	-	-
Change in NOL benefit	(605,836)	(113,344)
Change in valuation allowance	605,836	113,344
Income tax expense	-	-

We adopted ASC 740 – Income Taxes for accounting for uncertainty in income taxes, including unrecognized tax benefits as of June 30, 2010. The adoption had no effect on our financial position or results of operations. We did not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2011 or 2010.

NOTE 7. NOTES PAYABLE

On April 7, 2011, we issued a convertible promissory note in the amount of $42,500 in exchange for cash.  The note bears interest at 8% and matures January 11, 2012, with interest due on any defaulted balances after the maturity date at 22%.

The promissory note can be converted into common stock according to the following terms:

•	Period of conversion eligibility: October 4, 2011 until fully paid.
•	Conversion price: 58% of the average of the lowest three days’ closing price during the previous 10 trading days leading up to the date of conversion.

We valued the beneficial conversion feature at $22,349 using a Monte Carlo Simulation Analysis with the following inputs:

•	Asset volatility (using seven comparable publicly-traded companies): 161.7%
•	Risk-free rate: 0.12%

In addition to the effect of the beneficial conversion feature, their variability taints the 500,000 warrants issued on March 1, 2011 (the “March 1 Warrants”)  (See Note 8).  The derivative value of those March 1 warrants is calculated using the Black-Scholes model with the following inputs and values:

Measurement date	03/07/11	06/30/11
Number of warrants	500,000	500,000
Stock price	$0.70	$0.20
Exercise price	$0.50	$0.50
Volatility	464.16%	472.75%
Discount rate	0.27%	0.19%
Fair value of March 1 Warrants	343,906	97,184

NOTE 8.  STOCKHOLDERS' EQUITY

Common stock

At June 30, 2011 and 2010, the Company had 100 million shares of authorized common stock, $.001 par value, with 31,612,109 and 29,662,109 common shares issued and outstanding, respectively.

The Company issued 13,985,700 on November 6, 2009 of which 11,585,700 were related to the Founders Stock Committed upon affecting the merger explained in Note 3. The remaining total (2.4 million shares) was issued as additional founder’s compensation, were valued at $408,000 and included in general and administrative expense for the year ended June 30, 2010.

On April 1, 2010, we issued 100,000 shares to a consultant for accounting and corporate governance services.  We valued the shares at the closing price of the grant date and recorded $3,500 as expense.

On May 29, 2010, we issued 100,000 shares to the shareholders of Advance Energy, a business entity organized and operating under the laws of Dubai, United Arab Emirates to acquire 100% of the issued and outstanding shares of Advance Energy.  For a complete explanation of the acquisition, see Note 3.

The total number of common shares issued and outstanding as of June 30, 2010 was 29,662,109.

During the three months ended September, 2010, we issued 100,000 restricted shares to a director.  We valued the shares at the closing price on the grant date ($0.85 per share) and charged general and administrative expenses with $85,000.

In January, 2011, we issued 500,000 shares to three sons of our Chief Executive Officer to serve as consultants to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

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

Stock options and other dilutive securities

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity-Based Payments to Non-Employees , whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Convertible securities outstanding

At June 30, 2011 we had outstanding 500,000 warrants issued in connection with our consulting agreement on March 1, 2011 (see above in this Note).  The warrants expire March 1, 2012.

Derivative liability

On April 7, 2011, we issued a $42,500 convertible promissory note for $42,500 in cash.  The note can be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.

See Note 7 for a discussion of the value of this beneficial conversion feature.

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

On May 22, 2011, we entered into a stock subscription agreement with a member of our board of directors to sell 1 million shares for $140,000.  As of June 30, 2011, these shares had not been issued and are included in Common Stock Committed.

NOTE 9. CONSULTING REVENUES

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

On August 1, 2009, we signed an agreement with a firm in Saudi Arabia to provide consulting on several projects in the Middle East and North Africa.  The contract amount was $2 million to be earned ever one year (culminating on July 31, 2010).    We received the consulting fee on August 25, 2009.  For the years ended June 30, 2011 and 2010, we recognized $166,667 and $1,833,333, respectively.

NOTE 10.  SUBSEQUENT EVENTS

On July 21, 2011, we signed an agreement with PriSe Power and Energy Limited (“PriSe”), a local Bangladesh company, to sell 25% of our yet-to-be-formed subsidiary which will own the rights to the 450 MW combined-cycle power plant in Bangladesh (the “Bangladesh subsidiary”)  in exchange for $4 million upon obtaining the Power Purchase Agreement (“PPA”) .  In addition, PriSe has agreed to complete the PPA and Implementation Agreement for the project and obtain all necessary approvals with the controlling authorities within the government of Bangladesh as partial EHII compensation for the 25% interest in the project.

On August 21, 2011, we sold to a private investor in Saudi Arabia an additional 10% interest in the Bangladesh subsidiary for $1 million in cash.  We received an advance payment against that agreement on August 21, 2011 of $300,000.

The Company has evaluated subsequent events through the date these financial statements were issued.  No subsequent events were noted.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Payouts on our existing office leases in Dubai and Houston over the next four years are as follows:

2011	$132,653
2012	117,162
2013	49,098
2014	49,098
Total	$348,012

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

John Adair	69
• Chair, Chief Executive Officer and Chief Financial Officer (December 29, 2008 – present)

• Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.

• Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.

• 1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).

• President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)
			2008

Jalal Alghani	51	• Chief Financial Officer (September 1, 2009 – Present) • Director since September 1, 2009 • Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present). • From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008). • Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).	2009

Fahad Bu-Nuhayah	45	• Director since March 2009 • Owner: Saudi CAD for Engineering Services (1990 to present) • Co-Owner: al Mutlaq Consulting Engineers (1991 to present) • Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004	2009

Khalid Al-Sunaid	38	• Director since September 2009 • Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).	2009

His Royal Highness Prince Abdullah Bin Bandar Abdulaziz Al-Saud	25	• Director since October 2009 • Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)	2009

His Highness Prince Bader Bin Abdullah Bin Mohamed Al Saud	25	• Director since September 2009 • Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)	2009

Randolph C. Aldridge		• Director since July, 2010 • Chairman – Koch Pipelines LP 1998 – 2002 • President – Koch Oil Co. US and Koch International 1995 to 1998 • Director and audit committee member: Terasen, Inc., a publicly traded Vancouver Canada based pipeline and utility business 2005 • Director and audit committee member: Abraxas General Partner, LLC 2007-2009	2010

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2010 and 2009, to our corporate officers.

SUMMARY COMPENSATION TABLE
	Year Ended June 30,	Base Compensation	Stock Awards	Total Compensation

John Adair	2011	$257,000	$8,000	$265,000
Chairman and CEO	2010	206,000	-	206,000

Jalal Al Ghani	2011	$250,469	$4,000	$254,469
Chief Financial Officer	2010	240,000	-	240,000

The above compensation amounts include amounts paid and accrued.  However, not all compensation amounts have been paid at June 30, 2011.  At that date, Messrs. Adair and Al Ghani are collectively owed $211,000 in salaries.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at June 30, 2011.

Employment Contracts

On January 1, 2011, the Company entered into consulting agreements with our Chief Executive Officer, and with Jalal Al Ghani, Our Chief Financial Officer, to formalize the Company’s arrangement.  The term of the contract is four years unless terminated by either party.  Compensation for both Messrs. Adair and Al Ghani are set at $20,000 per month and can be paid either in cash or restricted stock at the option of Messrs. Adair and Al Ghani.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 12, 2011 we had 31,612,109 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 12, 2011, by:

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

Name	Current Title	Shares Beneficially Owned	Percent of Class
John Adair	Chairman, CEO	3,900,000	12.3%
Jalal Al Ghani(1)	CFO, Vice Chairman	5,600,000	17.7%
Khalid Al Sunaid(2)	Director	3,900,000	12.3%
Fahad Bu-Nuhayah3	Director	2,600,000	8.2%
HH Prince Bader Al Saud	Director	1,500,000	4.7%
HRH Prince Abdullah Bin A. Al Saud	Director	2,000,000	6.3%
Randolph Aldridge	Director	100,000	0.3%
All officers and directors as a group		19,600,000	62.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2011 and 2010 were $16,100 and $14,250, respectively.

	2011	2010

Audit Related Fees	$16,100	$14,250
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Out-of-Pocket Expenses	$-0-	$-0-
Total	$16,100	$14,250

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

(a)           Documents filed as part of this report:

(1)      Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Energy Holdings International, Inc. under Item 8 of Part II hereof.

(2)      Consolidated Financial Statement Schedules

(i)        Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

M&K CPAs, PLLC, as of June 30, 2011 and the year then ended.

(3)      Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 13, 2011	By:	/s/ John Adair
John Adair,
President

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

Date: October 13, 2011	By:	/s/ John Adair
John Adair,
Principal Executive Officer

Date: October 13, 2011	By:	/s/ Jalal Alghani
Jalal Alghani,
Principal Financial Officer