Form 10-Q
period 2011-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2011-11-16
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: October 28, 2011 was 33,577,109.

FORM 10-Q

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS

Cash and equivalents – unrestricted	$93,891	$50,964
Cash and equivalents – restricted	40,046	40,030
Prepaid expenses and advances to employees	14,135	4,083
Total current assets	148,072	95,077

Property, Plant and Equipment, net of accumulated depreciation of $13,732 and $11,620 at September 30, 2011 and June 30, 2011, respectively	31,011	33,123
Deposits	8,181	8,181
Total non-current assets	39,192	41,304
TOTAL ASSETS	$187,264	$136,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$108,811	$167,452
Accounts payable - related party	328,425	241,128
Short-term note payable, net of discount of $8,251 and $15,620	35,888	27,662
Derivative liability	-	119,643
Deferred Revenue	299,975	299,975
Total current liabilities	773,099	855,860
TOTAL LIABILITIES	773,099	855,860

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Common stock, $0.001 par value; 100 million shares authorized, 31,862,109 and 31,612,109 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	31,862	31,612
Additional paid in capital	2,267,293	1,955,483
Common stock committed	190,000	190,000
Accumulated deficit	(3,074,990)	(2,896,574)
TOTAL STOCKHOLDERS' DEFICIT	(585,835)	(719,479)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187,264	$136,381

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

REVENUES
Consulting revenues	$-	$166,667
Consulting revenues - related party	-	-
TOTAL REVENUES	-	166,667

OPERATING EXPENSES
General and administrative expenses	285,451	491,079
Depreciation	2,112	11,764
Total operating expenses	287,563	502,843

NET LOSS FROM OPERATIONS	(287,563)	(336,176)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	119,643
Interest expense	(10,511)	-
Interest income	15	-

Total other income/(expense)	109,147	-

Net loss	$(178,416)	$(336,176)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	31,813,196	29,755,587

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
(Unaudited)

	Commons Stock
	Shares	Par Value	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at June 30, 2011	31,612,109	31,612	1,955,483	190,000	(2,896,574)	(719,479)

Shares issued for services	250,000	250	12,250			12,500
Sales of equity interest in subsidiary			299,560			299,560
Net loss					(178,416)	(178,416)

Balance at September 30, 2011	31,862,109	$31,862	$2,267,293	$190,000	$(3,074,990)	$(585,835)

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(178,416)	$(336,176)
Net loss, non-controlling interest
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	11,764
Amortization of discount on note payable	7,369
Gain on derivative liability	(119,643)
Stock based compensation	12,500	85,000

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(10,052)	(7,962)
Accounts payable and accrued liabilities	(39,841)	(4,331)
Deferred revenues	-	33,333
Related party payables	69,354

Net cash provided by / (used in) operations	(256,617)	(218,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-
Sale of equity interest in subsidiary	299,560	-
Proceeds from note payable	-	-

Net cash used in investing activities	299,560	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	42,946	(218,372)
Cash and equivalents, beginning of period	90,994	359,079
Cash and equivalents, end of period	$133,937	$140,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

The Company has consolidated the accounts of EHII MENA, a firm in Dubai, United Arab Emirates, into its financial statements.

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2011 and are herein incorporated by reference.

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30, 2011 or June 30, 2011.  At September 30, 2011, we had $40,046 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

As of September  30 and June 30, 2011, we had 500,000 warrants outstanding (see Note 4).  These potentially dilutive securities did not affect our net loss per share for the periods presented in the statement of operations because to do so would be anti-dilutive.

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

At June 30, 2011, we had a derivative liability of $119,634 included as a level 3 liability and none at September 30, 2011. See Note 4 for a discussion of this derivative liability.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations and for the three months ended September 30, 2011 and negative working capital at September 30, 2011.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management has sold 35% of the equity in its yet-to-be-formed subsidiary for $5 million in cash of which $299,560 has been advanced as of September 30, 2011.  We expect to receive the remainder of these amounts before the close of the quarter ended March 31, 2012.  The amount to be received ($5 million less the $299,560, or $4,700,440) is contingent on our obtaining the Power Purchase Agreement from the government of Bangladesh.

NOTE 3. RELATED PARTY TRANSACTIONS

We owe $315,800 in salaries and $12,628 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani and certain of their sons and daughters who work as consultants to the Company.  At June 30, 2011, these amounts were $211,000 and $12,628, respectively.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

At September 30, 2011 and June 30, 2011, the Company had 100 million shares of authorized common stock, $.001 par value, with 31,862,109 and 31,612,109 common shares issued and outstanding, respectively.

For a discussion of stockholders equity through June 30, 2011, see Note 8 to the Financial Statements filed with our Form 10-K as of June 30, 2011, filed on October 13, 2011.

On July 18, 2011, we issued the second tranche of stock to a consulting group pursuant to our contract which we signed on March 1, 2011. We valued the shares at the closing price on the grant date (March 1, 2011) and charged general and administrative expenses with $12,500.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011consulting agreement.  The warrants expire March 1, 2012.

At September 30, 2011 and June 30, 2011, we had a $42,500 convertible promissory note outstanding which can be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.

NOTE 5.  DERIVATIVE LIABILITY

On April 7, 2011, we issued a $42,500 convertible promissory note for $42,500 in cash.  The note can be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.

Because of the number of shares are not determinable, and because those shares issuable upon conversion taint the 500,000 warrants outstanding, we recorded a derivative liability at June 30, 2011 of $119,643.

On July 1, 2011, we amended the convertible promissory note to include a fixed conversion price of $0.00009.  The promissory note is convertible at the greater of the variable conversion price (which defined above) and the fixed conversion price.  Since the amendment provided a maximum number of shares that could be issued upon conversion, the derivative liability was extinguished.   We therefore removed the derivative liability and recorded a gain of $119,643 as Change in Fair Value of Derivative Liability”.

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to September 30, 2011, we issued 615,000 shares to consultants and directors for services and 1 million shares to retire a stock payable in the amount of $140,000.

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

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

Net Loss. We had a net loss of $178,416 for the three months ended September 30, 2011, versus a loss of $336,176 for the same period in 2010.  The change is due primarily from reduced activity in our Dubai subsidiary versus the previous year.

Operating Expenses.  General and administrative expenses are lower in the current year ($285,451 versus $491,079) due to decreased activity in our operating subsidiary in Dubai, UAE.

Our depreciation expense was $11,764 for the three months ended September 30, 2010 versus only  $2,112 for the same period this year.  The decrease is due to having fully depreciated certain leasehold improvements in the previous year for our subsidiary in Dubai, whereas the current year contains only depreciation of office furniture and equipment.

Liquidity and Capital Resources

As of September 30, 2011, we had $133,937 in cash of which $40,046 is restricted from our use by our bank as a compensating balance to offset our credit card use which we use for travel to the Middle East.

For the three months ended September 30, 2011, we used $256,614 in operating activities, compared to a use of $218,372 for the same period in the previous year. The decrease is related to the consulting contract on which we had some offset to operating expense in during the three months ended September 30, 2010 with no counterpart consulting contract in the current year.

For the three months ended September 30, 2011, net cash provided by investing activities was $$299,560 resulting from an advance against our sale of equity in our Bangladesh project.  We had no funds used or provided by investing activities during the three months ended September 30, 2010.

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

This conclusion is based upon material weaknesses relating to the lack of segregation of duties in financial reporting, as accounting functions in Dubai are performed by individuals lacking appropriate oversight by those with accounting and financial reporting expertise.  The officers of the Company do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, management is considering hiring additional staff or outsourcing some or all of the Company’s accounting functions to those with the appropriate level of accounting expertise.

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

As of September 30, 2011, we had unrestricted cash of $93,891.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 31,862,109 shares were issued and outstanding as of September 30, 2011.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 8 to our Financial Statements filed on Form 10-K as of June 30, 2011 for a discussion of unregistered sales of equity securities prior to the current quarter.

On July 18, 2011, we issued the second tranche of stock to a consulting group pursuant to our contract which we signed on March 1, 2011.

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
________
*  Previously filed under cover of Form SB-2 on February 27, 2007.
**  Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2011.

ENERGY HOLDING INTERNATIONAL, INC.

November 14, 2011	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer (principal executive officer and Principal Financial and Accounting Officer)