Form 10-Q
period 2011-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-02-15
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52631

ENERGY HOLDINGS INTERNATIONAL, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	52-2404983
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

12012 Wickchester Lane, Suite 150
Houston, TX 77079
 (Address of principal executive offices)  (zip code)

(281) 617-7198
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: January 31, 2012 was 33,684,006.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011

ASSETS
Cash and equivalents – unrestricted	$488,318	$50,964
Cash and equivalents – restricted	40,046	40,030
Prepaid expenses and advances to employees	22,583	4,083
Total current assets	550,947	95,077

Property, Plant and Equipment, net of accumulated depreciation of $15,848 and $11,620 at December 31, 2011 and June 30, 2011, respectively	28,898	33,123
Deposits	8,181	8,181
Total non-current assets	37,079	41,304
TOTAL ASSETS	$588,026	$136,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$56,161	$167,452
Accounts payable - related party	523,042	241,128
Short-term note payable, net of discount of $210 and $15,620	38,704	27,662
Derivative liability	-	119,643
Deferred Revenue	-	299,975
Total current liabilities	617,907	855,860
TOTAL LIABILITIES	617,907	855,860

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2011 and June 30, 2010	-	-
Common stock, $0.001 par value; 100 million shares authorized, 33,684,006 and 31,612,109 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	33,684	31,612
Additional paid in capital	3,471,145	1,955,483
Common stock committed	50,000	190,000
Accumulated deficit	(3,584,710)	(2,896,574)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(29,881)	(719,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$588,026	$136,381

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010

REVENUES
Consulting revenues	$-	$166,667	$-	$-
TOTAL REVENUES	-	166,667	-	-

OPERATING EXPENSES
General and administrative expenses	858,598	799,539	573,147	308,460
Depreciation	4,226	23,527	2,114	11,763
Total operating expenses	862,824	823,066	575,261	320,223

NET LOSS FROM OPERATIONS	(862,824)	(656,399)	(575,261)	(320,223)

OTHER INCOME/(EXPENSE)
Gain (loss) on debt extinguishment	194,000	-	194,000	-
Interest expense	(19,327)	-	(8,816)	-
Interest income	15	-	-	-

Total other income/(expense)	174,688	-	185,184	-

Net loss	$(688,136)	$(656,399)	$(390,077)	$(320,223)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	32,571,458	29,758,848	33,345,847	29,762,109

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
(Unaudited)

	Commons Stock		Additional Paid In	Common Stock	Accumulated	Total Stockholders' Equity
	Shares	Par Value	Capital	Payable	Deficit	(Deficit)

Balance at June 30, 2011	31,612,109	$31,612	$1,955,483	$190,000	$(2,896,574)	$(719,479)

Shares issued for services	550,000	550	131,950			132,500
Shares issued for extinguishment of debt and deferred revenue	315,000	315	120,660			120,975
Extinguishment of derivative liability	-	-	119,643			119,643
Shares issued for cash	1,000,000	1,000	139,000	(140,000)		-
Shares issued for conversion of convertible note	206,897	207	5,793			6,000
Sales of equity interest in subsidiary			998,616			998,616
Net loss					(688,136)	(688,136)

Balance at December 31, 2011	33,684,006	$33,684	$3,471,145	$50,000	$(3,584,710)	$(29,881)

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(688,136)	$(656,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,226	23,527
Amortization of discount on note payable	15,410	-
Gain on debt and deferred revenue extinguishment	(194,000)	-
Stock based compensation	132,500	85,000

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(18,500)	10,794
Accounts payable and accrued liabilities	(94,659)	85,435
Deferred revenues	-	133,308
Related party payables	281,914	-

Net cash provided by / (used in) operations	(561,246)	(318,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-
Sale of equity interest in subsidiary	998,616	-
Proceeds from note payable	-	-

Net cash used in investing activities	998,616	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	437,370	(318,335)
Cash and equivalents, beginning of period	90,994	359,079
Cash and equivalents, end of period	$528,364	$40,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING ACTIVITY
Common stock issued for outstanding stock commitment	$140,000	$-
Common stock issued for conversion of convertible note	6,000	-

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at December 31, 2011 or June 30, 2011.  At December 31, 2011, we had $40,046 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

As of December 31, 2011 and June 30, 2011, we had 500,000 warrants outstanding (see Note 4).  These potentially dilutive securities did not affect our net loss per share for the periods presented in the statement of operations because to do so would be anti-dilutive.

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

At June 30, 2011, we had a derivative liability of $119,634 included as a level 3 liability and none at December 31, 2011. See Note 4 for a discussion of this derivative liability.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations and for the six months ended December 31, 2011 and negative working capital at December 31, 2011.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management has sold 35% of the equity in its yet-to-be-formed subsidiary for $5 million in cash of which $998,616 has been advanced as of December 31, 2011.  We expect to receive the remainder of these amounts before the close of the quarter ended March 31, 2012, or shortly thereafter.  The amount to be received (approximately $4 million) is contingent on our obtaining the Power Purchase Agreement from the government of Bangladesh.

The already-advanced amount ($998,616) will not be refundable if the Power Purchase Agreement is not approved by the government of Bangladesh.

NOTE 3. RELATED PARTY TRANSACTIONS

We owe $450,417 in salaries and $12,628 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani and certain of their sons and daughters who work as consultants to the Company.  At June 30, 2011, these amounts were $211,000 and $12,628, respectively.

We also owe $60,000 in cash to a director.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

At December 31, 2011 and June 30, 2011, the Company had 100 million shares of authorized common stock, $.001 par value, with 33,684,006 and 31,612,109 common shares issued and outstanding, respectively.

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

On October 17, 2011, we issued 15,000 shares of common stock to a consultant for services, extinguishing $15,000 of debt for previous services rendered.  We valued the shares at the closing price on the grant date, recorded an increase in Additional Paid in Capital of $975, and a gain on extinguishment of debt of $14,025.

Also on October 17, 2011, we issued 100,000 shares to a director for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $40,000.

Also on October 17, 2011, we issued 500,000 shares to a consultant in Saudi Arabia.  300,000 of these shares were to extinguish advances to the Company occurring during 2010 and 2011 totalling $299,975.  These 300,000 shares were in exchange for the extinguishment of that obligation.  200,000 shares were in exchange for services related to our Bangladesh project.  We valued the 500,000 shares at the closing price on the grant date which resulted in an increase in Additional Paid in Capital of $200,000. We charged General and Administrative Expenses with $80,000 of consulting costs, reduced the $299,975 debt to zero, and recognized a gain on extinguishment of debt of $179,975.

On May 22, 2011, we received $140,000 in cash for 1 million shares.  At our previous fiscal year end of June 30, 2011, these shares had not yet been issued and were included in Common Stock Committed.  On October 17, 2011, we issued these 1 million shares and reduced our obligation in Common Stock Committed by $140,000.

On October 26, we issued 206,897 shares to convert $6,000 of a $42,500 convertible promissory note.  See the explanation below under “Convertible Securities Outstanding”.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011 consulting agreement.  The warrants expire March 1, 2012.

At June 30, 2011, we had a $42,500 convertible promissory note outstanding which can be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.  On October 26, 2011, we issued 206,897 shares in conversion of $6,000 of the unpaid principal balance.

NOTE 5.  NOTES PAYABLE, DEFERRED REVENUES AND DERIVATIVE LIABILITY

April 7, 2011 Convertible Note Payable of $42,500

On April 7, 2011, we issued a $42,500 convertible promissory note for $42,500 in cash.  The note can be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.

Because of the number of shares at issuance were not determinable, and because those shares issuable upon conversion tainted the 500,000 warrants outstanding, we recorded a derivative liability at June 30, 2011 of $119,643.

On July 1, 2011, we amended the convertible promissory note to include a fixed conversion price of $0.00009.  The promissory note is convertible at the greater of the variable conversion price (which defined above) and the fixed conversion price.  Since the amendment provided a maximum number of shares that could be issued upon conversion, the derivative liability was extinguished.   We therefore removed the derivative liability and recorded an increase in Additional Paid Capital of $119,643.

On October 26, 2011, we issued 206,897 shares in conversion of $6,000 of the unpaid principal balance of this note.  At December 31, 2011, the unpaid principal is $36,500, with unpaid accrued interest of $2,114.

Deferred Revenues

On September 23, 2010 and November 5, 2011, an unrelated party in Saudi Arabia advanced us collectively $299,975 against a consulting agreement whereby we were to provide engineering services.  This agreement was never consummated and we have held the $299,975 as deferred revenue.   On October 17, 2011, we issued 300,000 shares of our common stock to extinguish this liability (see Note 4).

NOTE 6. CHANGE IN OWNERSHIP INTEREST IN SUBSIDIARY

During the six months ended December 31, 2011, we entered into two separate agreements to sell 35% of the equity in our yet-to-be formed subsidiary which will posses the rights to own and operate the power plant in Bangladesh if it is conveyed in the Purchase Price Agreement with the government of Bangladesh.  The total purchase price of the 35% is $5 million in cash.  Any amounts advanced under this agreement are not refundable if the Purchase Price Agreement is not successfully closed.

As of December 31, 2011, we had received $998,616 of advances against this agreement.  We accounted for these advances in accordance with Accounting Standards Codification number 810 – Consolidations (“ASC 810”).  Under ASC 810, change in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary is accounted for as equity.  We therefore accounted for the $998,616 of advances as increases in Additional Paid in Capital.

NOTE 7.  SUBSEQUENT EVENTS

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

Results of Operations

For the Six Months Ended December 31, 2011 and 2010

Net Loss.  We had a net loss of $688,136 for the six months ended December 31, 2011, versus a loss of $656,399 for the same period in 2010. The reasons are set forth in the following paragraphs.

Operating Expenses.    Our general and administrative expenses were $858,598 for the six months ended December 31, 2011 versus $799,539 for the same period last year for a net increase of $59,059, or a 7% increase.  The increase is due primarily from increased salaries to officers and directors, and from stock-based consulting compensation.

Depreciation Expense. Our depreciation expense for the six months ended December 31, 2011 was only $4,226 versus $23,527 for the same period in 2010.   The decrease is due to certain depreciable items in our Dubai subsidiary which became fully depreciated during the previous year.  Those items are no longer being depreciated.

Other Income/(Expense).  Items included in this category are a gain on extinguishment of debt with common stock, and interest expense.  These items collectively result in a gain of $174,688.  We had none of these items during the six months ended December 31, 2010.

For the Three Months Ended December 31, 2011 and 2010

Net Loss. We had a net loss of $390,077 for the three months ended December 31, 2011, versus a loss of $320,223 for the same period in 2010.  The reasons are set forth in the following paragraphs.

Operating Expenses.  General and administrative expenses are higher in the current year ($573,147 in 2011 versus $308,460 for a total increase of $264,687, or 46%) due primarily to non-cash stock-based consulting compensation in Dubai and to increased officer and director salary.

Depreciation Expense. Our depreciation expense was $2,114 for the three months ended December 31, 2011 versus $11,763, for the same period last year.  The decrease is due to having fully depreciated certain leasehold improvements in the previous year for our subsidiary in Dubai, whereas the current year contains only depreciation of office furniture and equipment.

Other Income/(Expense).  Items included in this category are a gain on extinguishment of debt with common stock, and interest expense.  These items collectively result in a gain of $185,184.  We had none of these items during the three months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $528,364 in cash of which $40,046 is restricted from our use by our bank as a compensating balance to offset our credit card use which we use for travel to the Middle East.

For the six months ended December 31, 2011, we used $561,246 in operating activities, compared to a use of $318,335 for the same period in the previous year. The increase is primarily related to the increased travel to the Middle East.

For the six months ended December 31, 2011, net cash provided by investing activities was $$998,616 resulting from an advance against our sale of equity in our Bangladesh project.  We had no funds used or provided by investing activities during the six months ended December 31, 2010.

We currently intend to continue the Company’s business focus  in the areas of  oil and gas, including exploration and development, as well as other energy projects including power development, both domestically and internationally.  We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects, both domestically and in the Middle East. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities.

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

As of December 31, 2011, we had unrestricted cash of $488,318, representing approximately 6 months of operating capital.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 33,684,006 shares were issued and outstanding as of December 31, 2011.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 8 to our Financial Statements filed on Form 10-K as of June 30, 2011 for a discussion of unregistered sales of equity securities prior to the six months ended December 31, 2011.

On July 18, 2011, we issued the second tranche of stock to a consulting group pursuant to our contract which we signed on March 1, 2011.

On October 17, 2011, we issued 15,000 shares of common stock to a consultant for services to extinguish debt (see Note 4 to the Financial Statements).

Also on October 17, 2011, we issued 100,000 shares to a director for services (see Note 4 to the Financial Statements).

Also on October 17, 2011, we issued 500,000 shares to a consultant in Saudi Arabia for services and debt reduction (see Note 4 to the Financial Statements).

On May 22, 2011, we received $140,000 in cash for 1 million shares (see Note 4 to the Financial Statements).

On October 26, we issued 206,897 shares to convert $6,000 of a $42,500 convertible promissory note.  (see Note 4 to the Financial Statements).

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
______
* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 30, 2012.

ENERGY HOLDING INTERNATIONAL, INC.

February 15, 2012	By:	/s/ John Adair
John Adair,
Chief Executive Officer, President, and Chief Financial Officer
(principal executive officer and Principal Financial and Accounting Officer)