Form 10-K/A
period 2011-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-02-23
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during thaw preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

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

As of June 30, 2011, we had unrestricted cash of $50,964.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

Liquidity and Capital Resources

As of June 30, 2011, we had unrestricted cash and cash equivalents totaling $50,964.

Net cash used in operating activities was $695,974 for the twelve months ended June 30, 2011 compared to net cash provided by operating activities of $333,358 for the same period in 2010. This change is a result of a shifting of focus from providing consulting services to completing the PPA on our Bangladesh project.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 8 follow the index of financial statements that appears at the end of Part I of this Form 10-K/A.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,773,222)	$(173,897)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	34,182	12,819
Amortization of debt discount	6,729	-
Loss on derivative	344,016	-
Change in fair value of derivative	(246,722)	-
Gain on purchase of subsidiary	-	(105,390)
Stock based compensation	448,331	411,500
Common stock committed for services	-	50,000
Compensating balance restriction	(40,030)	-

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	13,340	3,031
Accounts payable and accrued liabilities	142,966	10,393
Deferred revenues	133,308	134,225
Related party payables	241,128	(9,323)
Net cash provided by / (used in) operations	(695,974)	333,358

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(31,688)
Cash acquired upon acquiring foreign subsidiary	-	31,809
Net cash provided by investing activities	-	121

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	42,500	-
Related-party cash contributions	5,359	-
Common stock committed for cash	140,000	-
Sales of common stock	200,000	-
Net cash provided by/(used in) financing activities	387,859	-

Net change in cash and equivalents	(308,115)	333,479
Cash and equivalents, beginning of period	359,079	25,600
Cash and equivalents, end of period	$50,964	$359,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITES
Sales of fixed assets in exchange for retirement of debt	$-	$16,976

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

Preferred stock

At June 30, 2011 and 2010, the Company had 50,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2011 and 2010, to our corporate officers.

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

Date: February 22, 2012	By:	/s/ John Adair
John Adair,
President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John W. Adair, Jalal Alghani and Gayle Coleman, and each of them individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, including among other things, all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them individually, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ John Adair	February 22, 2012
John Adair,
Director and Principal Executive Officer

/s/ Jalal Alghani	February 22, 2012
Jalal Alghani
Director and Principal Financial Officer

/s / Fahad Bu-Nuhayah	February 22, 2012
Fahad Bu-Nuhayah, Director

/s/ Khalid Al-Sunaid	February 22, 2012
Khalid Al-Sunaid, Director

/s/ Randolph C. Aldridge	February 22, 2012
Randolph C. Aldridge, Director