Form 10-Q/A
period 2011-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-02-23
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(178,416)	$(336,176)
Net loss, non-controlling interest
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	11,764
Amortization of discount on note payable	7,369
Gain on derivative liability	(119,643)
Stock based compensation	12,500	85,000

Change in operating assets and liabilities:
Restricted cash	(16)	-
Deposits, prepaid expenses and other current assets	(10,052)	(7,962)
Accounts payable and accrued liabilities	(39,841)	(4,331)
Deferred revenues	-	33,333
Related party payables	69,354

Net cash provided by / (used in) operations	(256,633)	(218,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-
Sale of equity interest in subsidiary	299,560	-
Proceeds from note payable	-	-

Net cash used in investing activities	299,560	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	42,927	(218,372)
Cash and equivalents, beginning of period	50,964	359,079
Cash and equivalents, end of period	$93,891	$140,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q/A and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K/A, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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
________
*  Previously filed under cover of Form SB-2 on February 27, 2007.
**  Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2012.

ENERGY HOLDING INTERNATIONAL, INC.

February 22, 2012	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

February 22, 2012	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer