Form 10-Q/A
period 2011-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-02-23
CIK 1271046

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

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(688,136)	$(656,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,226	23,527
Amortization of discount on note payable	15,410	-
Gain on debt and deferred revenue extinguishment	(194,000)	-
Stock based compensation	132,500	85,000

Change in operating assets and liabilities:
Restricted cash	(16)	-
Deposits, prepaid expenses and other current assets	(18,500)	10,794
Accounts payable and accrued liabilities	(94,660)	85,435
Deferred revenues	-	133,308
Related party payables	281,914	-

Net cash provided by / (used in) operations	(561,262)	(318,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	-
Sale of equity interest in subsidiary	998,616	-
Proceeds from note payable	-	-

Net cash used in investing activities	998,616	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-

Net change in cash and equivalents	437,354	(318,335)
Cash and equivalents, beginning of period	50,964	359,079
Cash and equivalents, end of period	$488,318	$40,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING ACTIVITY
Common stock issued for outstanding stock commitment	$140,000	$-
Common stock issued for conversion of convertible note	6,000	-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q/A and any Current Reports on Form 8-K.

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
John Adair
Chairman, Chief Executive Officer and President

February 22, 2012	By:	/s/ Jalal Al Ghani
Jalal Al Ghani
Director and Chief Financial Officer