Form 10-K/A
period 2011-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-03-21
CIK 1271046

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  31,612,109 shares as of October 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE - None

Table of Contents

Item 9A.	Controls and Procedures	4

PART III		6

Item 10.	Directors, Executive Officers and Corporate Governance	6

Signatures		10

EXPLANATORY NOTE

On October 13, 2011, the Registrant filed its Annual Report on Form 10-K for the year ended June 30, 2011 with the Securities and Exchange Commission.  Subsequent to that filing, certain information contained in that report was found to be incorrect.

Specifically, the Registrant determined that its Consolidated Statement of Cash  Flows (“Cash Flow Statement”) was not in accordance with Accounting Standards Codification (“ASC”) 230-10-45-4 in that its Cash Flow Statement depicted changes in Cash and Cash Equivalents - Unrestricted plus Cash and Cash Equivalents – Restricted.   ASC 230-10-45-4 requires that changes to Cash and Cash Equivalents – Unrestricted only be explained.  The Registrant filed a 10-K/A correcting this error on February 23, 2012.

In addition to the above, there were certain other deficiencies in our original October 13, 2011 10-K filing such as our report failed to be signed by a majority of the board of directors, certain officers were reported as having titles which did not represent their current positions, and certain dates were incorrect.  Our filing of our Annual Report on Form 10-K/A on February 23, 2012 rectified these deficiencies.

Subsequent to our filing of the 10-K/A on February 23, 2012, the Registrant found two additional deficiencies in its Annual Report.  These deficiencies were contained in Item 9A. Controls and Procedures, in that the Registrant’s conclusion regarding its effectiveness of disclosure controls and procedures refers to June 30, 2010 rather than June 30, 2011, as it should have.

In addition to the deficiency in Item 9A, the Registrant also found a deficiency in Item 10 – Directors, Executive Officers and Corporate Governance, in that its Chief Executive Officer, John Adair was depicted as having the title of Chief Financial Officer in additional to Chief Executive Officer which is not correct.

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K/A filed on February 23, 2012, solely to amend Item 9A - Controls and Procedures, and Item 10 – Directors, Executive Officers and Corporate Governance.  Except as discussed above, no other revisions are being made to such Annual Report on Form 10-K, as amended on February 23, 2012 by our Form 10-K/A and this amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K, filed October 13, 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2011 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age		Principal Occupation and Business Experience	Year First Appointed/ Elected Director

John Adair	69	●	Chairman, Chief Executive Officer (December 29, 2008 – present) Chief Financial Officer from December 9, 2008 to September 1, 2009)	2008
		●	Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.
●
Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.

		●	1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).
		●	President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)

Jalal Alghani	51	●	Chief Financial Officer (September 1, 2009 – Present)	2009
		●	Director since September 1, 2009
●
Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present).

		●	From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008).
		●	Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).

Fahad Bu-Nuhayah	45	●	Director since March 2009	2009
		●	Owner: Saudi CAD for Engineering Services (1990 to present)
		●	Co-Owner: al Mutlaq Consulting Engineers (1991 to present)
		●	Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004

Khalid Al-Sunaid	38	●	Director since September 2009	2009
		●	Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).

His Royal Highness Prince Abdullah Bin Bandar Abdulaziz Al-Saud	25	●	Director since October 2009	2009
		●	Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)

His Highness Prince Bader Bin Abdullah Bin Mohamed Al Saud	25	●	Director since September 2009	2009
		●	Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)

Randolph C. Aldridge		●	Director since July, 2010	2010
		●	Chairman – Koch Pipelines LP 1998 – 2002
		●	President – Koch Oil Co. US and Koch International 1995 to 1998
		●	Director and audit committee member: Terasen, Inc., a publicly traded Vancouver Canada based pipeline and utility business 2005
		●	Director and audit committee member: Abraxas General Partner, LLC 2007-2009

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
Date: March 20, 2012

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

/s/ John Adair
John Adair, Director and Principal Executive Officer	March 20, 2012

/s/ Jalal Alghani
Jalal Alghani, Director and Principal Financial Officer	March 20, 2012
/s/ Fahad Bu-Nuhayah
Fahad Bu-Nuhayah, Director	March 20, 2012
/s/ Khalid Al-Sunaid
Khalid Al-Sunaid, Director	March 20, 2012
/s/ Randolph C. Aldridge
Randolph C. Aldridge, Director	March 20, 2012