Form 10-Q
period 2012-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-05-21
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: May 15, 2012 was 35,254,006.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011

ASSETS
Cash and equivalents – unrestricted	$175,274	$50,964
Cash and equivalents – restricted	40,058	40,030
Prepaid expenses and advances to employees	25,691	4,083
Total current assets	241,023	95,077

Property, Plant and Equipment, net of accumulated depreciation of $17,957 and $11,620 at March 31, 2012 and June 30, 2011, respectively	26,786	33,123
Deposits	8,181	8,181
Total non-current assets	34,967	41,304
TOTAL ASSETS	$275,990	$136,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$72,032	$167,452
Accounts payable - related party	684,892	241,128
Short-term convertible note payable, net of discount of $0 and $15,620	39,643	27,662
Derivative liability	-	119,643
Deferred Revenue	-	299,975
Total current liabilities	796,567	855,860
TOTAL LIABILITIES	796,567	855,860

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Common stock, $0.001 par value; 100 million shares authorized, 35,054,006 and 31,612,109 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	35,054	31,612
Additional paid in capital	3,603,775	1,955,483
Common stock committed	50,000	190,000
Accumulated deficit	(4,209,406)	(2,896,574)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(520,577)	(719,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$275,990	$136,381

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011

REVENUES
Consulting revenues	$-	$166,667	$-	$-
TOTAL REVENUES	-	166,667	-	-

OPERATING EXPENSES
General and administrative expenses	1,480,255	1,487,764	621,657	688,225
Depreciation	6,338	36,304	2,112	12,777
Total operating expenses	1,486,593	1,524,068	623,769	701,002

NET LOSS FROM OPERATIONS	(1,486,593)	(1,357,401)	(623,769)	(701,002)

OTHER INCOME/(EXPENSE)
Gain (loss) on debt extinguishment	194,000	-	-	-
Interest expense	(20,226)	-	(939)	-
Interest income	27	10	12	10

Total other income/(expense)	173,761	10	(927)	-

Net loss	$(1,312,832)	$(1,357,391)	$(624,696)	$(700,992)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	33,277,719	29,938,547	34,194,885	30,161,065

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
(Unaudited)

	Commons Stock		Additional Paid In	Common Stock	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Payable	Deficit	Equity (Deficit)

Balance at June 30, 2011	31,612,109	$31,612	$1,955,483	$190,000	$(2,896,574)	$(719,479)

Shares issued for services	1,920,000	1,920	264,580			266,500
Shares issued for extinguishment of debt and deferred revenue	315,000	315	120,660			120,975
Extinguishment of derivative liability	-	-	119,643			119,643
Shares issued for cash	1,000,000	1,000	139,000	(140,000)		-
Shares issued for conversion of convertible note	206,897	207	5,793			6,000
Sales of equity interest in subsidiary			998,616			998,616
Net loss					(1,312,832)	(1,312,832)

Balance at March 31, 2012	35,054,006	$35,054	$3,603,775	$50,000	$(4,209,406)	$(520,577)

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,312,832)	$(1,357,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,338	36,304
Amortization of discount on note payable	15,620	-
Gain on debt and deferred revenue extinguishment	(194,000)	-
Stock based compensation	266,500	448,331

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(21,608)	(561)
Accounts payable and accrued liabilities	(78,061)	87,324
Deferred revenues	-	133,308
Related party payables	443,764	134,915
Compensating balance restriction	-	(40,000)
Interest on compensating balances	(27)	(10)

Net cash provided by / (used in) operations	(874,306)	(557,780)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party cash contributions	-	5,359
Sale of equity interest in subsidiary	998,616	200,000

Net cash provided by/(used in) financing activities	998.616	205,359

Net change in cash and equivalents	124,310	(352,421)
Cash and equivalents, beginning of period	50,964	359,079
Cash and equivalents, end of period	$175,274	$6,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING ACTIVITY
Common stock issued for outstanding stock commitment	$140,000	$-
Common stock issued for conversion of convertible note	6,000	-

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2012 or June 30, 2011.  At March 31, 2012, we had $40,058 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

As of March 31, 2012 and June 30, 2011, we had 500,000 warrants outstanding (see Note 4).  These potentially dilutive securities did not affect our net loss per share for the periods presented in the statement of operations because to do so would be anti-dilutive.

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

At June 30, 2011, we had a derivative liability of $119,634 included as a level 3 liability and none at March 31, 2012. See Note 4 for a discussion of this derivative liability.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses and negative cash flows from operations and for the nine months ended March 31, 2012 and negative working capital at March 31, 2012.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management has sold 35% of the equity in its yet-to-be-formed subsidiary for $5 million in cash,  the receipt of which is contingent on our obtaining the Power Purchase Agreement from the government of Bangladesh.

NOTE 3. RELATED PARTY TRANSACTIONS

We owe $609,417 in salaries and $15,475 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani and certain of their sons and daughters who work as consultants to the Company.  At June 30, 2011, these amounts were $211,000 and $12,628, respectively.

We also owe $60,000 in cash to a director.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

At December 31, 2011 and June 30, 2011, the Company had 100 million shares of authorized common stock, $.001 par value, with 33,684,006 and 31,612,109 common shares issued and outstanding, respectively.

For a discussion of stockholders equity through June 30, 2011, see Note 8 to the Financial Statements filed with our Form 10-K as of June 30, 2011.

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

On January 18, 2012, we issued 1 million shares to a consultant in the Middle East.  We valued the shares at the closing price on the grant date and charged general and administrative expenses with $97,000.

On February 6, 2012, we issued a total of 370,00 shares to three consultants.  We valued the shares at the closing price on the grant date and charged general and administrative expenses with $37,000.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011 consulting agreement.  The warrants expired during the three months ended March 31, 2012.

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

On October 26, 2011, we issued 206,897 shares in conversion of $6,000 of the unpaid principal balance of this note.  At March 31, 2012, the unpaid principal is $36,500, with unpaid accrued interest of $3,143.

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

NOTE 6. CHANGE IN OWNERSHIP INTEREST IN SUBSIDIARY

During the six months ended December 31, 2011, we entered into two separate agreements to sell 35% (one for 25% and one for 10%) of the equity in our yet-to-be formed subsidiary which will posses the rights to own and operate the power plant in Bangladesh if it is conveyed in the Purchase Price Agreement with the government of Bangladesh.  The total purchase price of the 35% is $5 million in cash.  Any amounts advanced under this agreement are not refundable if the Purchase Price Agreement is not successfully closed.

As of December 31, 2011, we had received $998,616 of advances against the 10% agreement.  We accounted for these advances in accordance with Accounting Standards Codification number 810 – Consolidations (“ASC 810”).  Under ASC 810, change in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary is accounted for as equity.  We therefore accounted for the $998,616 of advances as increases in Additional Paid in Capital.

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued 200,000 shares to consultants for services.

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

Results of Operations

For the Nine Months Ended March 31, 2012 and 2011

Net Loss.  We had a net loss of $1,312,832 for the nine months ended March 31, 2012, versus a loss of $1,357,391 for the same period in 2011. The reasons are set forth in the following paragraphs.

Operating Expenses.    Our general and administrative expenses were $1,480,255 for the nine months ended March 31, 2012 versus $1,487,764 for the same period in the previous year – a very small change.   Our expense structure has remained the same through these two periods.

Depreciation Expense. Our depreciation expense for the nine months ended March 31, 2012 was only $6,338 versus $36,304 for the same period in 2011.   The decrease is due to certain depreciable items in our Dubai subsidiary which became fully depreciated during the previous year.  Those items are no longer being depreciated.

Other Income/(Expense).  Items included in this category are a gain on extinguishment of debt with common stock, and interest expense.  These items collectively result in a gain of $173,761.  We had only a small amount of interest income in 2011.

For the Three Months Ended March 31, 2012 and 2011

Net Loss. We had a net loss of $624,696 for the three months ended March 31, 2012, versus a loss of $700,992 for the same period in 2011.  The reasons are set forth in the following paragraphs.

Operating Expenses.  General and administrative expenses are slightly lower in the current year ($621,957 in 2012 versus $688,225 in 2011 for a total decrease of $66,588, or about 110%) due primarily to a decrease in cash compensation to consultants.

Depreciation Expense. Our depreciation expense was $2,112 for the three months ended March 31, 2012 versus $12,777, for the same period in the previous year.  The decrease is due to having fully depreciated certain leasehold improvements in the previous year for our subsidiary in Dubai, whereas the current year contains only depreciation of office furniture and equipment.

Other Income/(Expense).  Items included in this category are interest expense of $939 in 2012 versus none in 2011, and $12 of interest income, versus $10 of interest income in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $215,332 in cash of which $40,058 is restricted from our use by our bank as a compensating balance to offset our credit card use which we use for travel to the Middle East.

For the nine months ended March 31, 2012, we used $874,306 in operating activities, compared to a use of $557,780 for the same period in the previous year. The increase is principally due to increases in cash compensation to officers and consultants.

For the nine months ended March 31, 2012, net cash provided by investing activities was $998,616 resulting from sale a 10% equity interest in our yet-to-be-formed subsidiary which will own the rights to own and operate the 400 megawatt power plant in Bangladesh.  We had no funds used or provided by investing activities during the nine months ended March 31, 2012 or 2011.

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

As of March 31, 2012, we had unrestricted cash of $175,274, representing approximately 2 months of operating capital.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 35,054,006 shares were issued and outstanding as of March 31, 2012.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 8 to our Financial Statements filed on Form 10-K as of June 30, 2011 for a discussion of unregistered sales of equity securities prior to the nine months ended March 31, 2012.

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

On January 18, 2012, we issued 1 million shares to a consultant in the Middle East.

On February 6, 2012, we issued 370,000 shares to three consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $37,000.

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
_______
* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 30, 2012.

ENERGY HOLDING INTERNATIONAL, INC.

May 15, 2012	By:	/s/ John Adair
John Adair,
Chief Executive Officer

May 15, 2012	By:	/s/ Jalal Alghani
Jalal Alghani,
Chief Financial Officer