Form 10-K
period 2012-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-10-15
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $1,264,638.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  35,154,006 shares as of August 30, 2012.

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

●
Our ability to successfully implement our business plans, including expanding our markets, developing oil & gas and power generation assets as well as alternative energy ventures, both domestically and in targeted areas in the Middle East and other international locations;

●	Continuing and cultivating our relationships with current and new joint ventures;
●	Funding our growth in a manner that is beneficial to our stockholders;
●	Trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, and services and acquisition opportunities;
●	Depending on third party suppliers outside the United States;
●	Trade and political relations with countries where we expect to do business; and
●	Other risks referenced from time to time in our SEC filings.

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

Background

The Company’s predecessor, Green Energy Corp. was originally organized as a Colorado corporation, referred to in this document as “Old Green Energy”, commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals.   In December 2006, Old Green Energy reincorporated as a Nevada corporation and changed its name to Green Energy Holding Corp (“GEHC”).

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

The Company’s specific strategies for value enhancement in the Power Generation sector are tailored to local requirements, but the company seeks to achieve the following:

●
Optimize the operations of acquired power plants, which includes maintaining our assets to high standards of safety and operating performance, managing our assets on a portfolio basis, particularly with regard to contingency and strategic spare parts planning so as to minimize the loss of generation during planned and forced outages, and closely co-coordinating our plant operation with trading activity to maximize the value of un-contracted output;  and standardizing management reporting for all investments;

●
Leverage operational assets to enhance earnings in several ways, including financing at a variety of corporate, project and intermediate corporate levels, capturing operational, trading, and administrative economies of scale in asset aggregation; capitalizing on market knowledge derived through asset ownership, and leveraging off the skills, expertise and ideas of the management team;

●
Grow trade assets to maximize value over time, and to seek to maximize the value of investments through dispositions if this generates a higher return, or if the management team determines, a comparable return can be obtained with lower risk elsewhere; and

●	Seek effective routes to market in those geographical areas where it is appropriate.

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

We have had a history of net losses.

We incurred a net loss of $1,260,614for the year ended June 30, 2012, and have had accumulated total losses of $4,157,188 through June 30, 2012. Through June of 2012, we have been funding our operations primarily through our consulting contracts with trading partners in the Middle East, and sales of equity interests in our subsidiaries,but have also financed a portion of out operation through the sale of our securities and loans from our major shareholder.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2012, we had unrestricted cash of$10,514.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100.0 million shares of common stock, of which 36,305,607 shares were issued and outstanding as of October 2, 2012.  Our board of directors and/or our executive management has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Upon our amending our certificate of incorporation authorizes us to issue up to 50 million shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

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

In addition to our office in Houston, Texas, we lease office and apartment space in Dubai, United Arab Emirates.  The office lease began February 19, 2011 and expires February 20, 2013 while the apartment lease began May 16, 2012 and expires May 16, 2013

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information

EHII Common Stock trades on the OTC Markets under the symbol: EGYH.  The following sets forth the range of high and low trades for the periods indicated.

	Low	High
Year Ended June 30, 2011
Q1 - Quarter Ended September 30, 2010	$0.70	$1.01
Q2 - Quarter Ended December 31, 2010	0.20	0.75
Q3 - Quarter Ended March 31, 2011	0.04	0.55
Q4 - Quarter Ended June 30, 2011	0.20	1.01

Year Ended June 30, 2012
Q1 - Quarter Ended September 30, 2011	$0.07	$1.00
Q2 - Quarter Ended December 31, 2011	0.05	1.00
Q3 - Quarter Ended March 31, 2012	0.05	0.10
Q4 - Quarter Ended June 30, 2012	0.03	0.06

Our stock has traded thinly for the periods represented.  For example, for the year ended June 30, 2012, our stock has experienced only 30 trading days with 269,175 shares traded on those days for an average daily volume of 737 shares per day.

We currently have no outstanding stock options on our common stock or other equity compensation plans.  However, as noted in Note 8 to the financial statements, we granted an investor an option to purchase 10% of our subsidiary which will own and operate the power plant in Bangladesh.

(b)   Our Stockholders

As of June 30, 2012, there were approximately 203 holders of record of EHII common stock.

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 130, Houston, Texas 77079, and our telephone number is (832) 230-1490.  You can locate us on the web at http://www.energyhii.com.

Results of Operations

Year Ended June 30, 2012 versus 2011

We incurred a net loss$1,260,614 for the year ended June 30, 2012, ($0.04 per share), versus a net loss of $1,773,222in the same period in 2011 ($0.06per share).

Revenues - We had no revenue for the twelve months ended June 30, 2012 versus $166,667 for the same period ended June 30, 2011.  All revenues resulted fromconsulting services performed in the Middle East in connection with several power generation projects located in the Middle East, North Africa and Asia.  These revenues have decreased as a result of our changed focus on completing our Power Purchase Agreement (“PPA”) in Bangladesh.  During the current year, we have focused on consummating our project in Bangladesh.

General and Administrative Expenses -  We incurred general and administrative expenses of $1,513,714 for the year ended June 30, 2012, compared to $1,800,932 for the same period in 2011, a 16% decrease, owing mostly to our reduced payroll in Dubai.

Depreciation – depreciation expense decreasedfor the year ended June 30, 2012 versus the same period in 2011 ($8,451 and $34,182, respectively).  Many of our assets have become fully depreciated and no longer result in depreciation charges.

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

Liquidity and Capital Resources

As of June 30, 2012, we had unrestricted cash and cash equivalents totaling $10,514.

Net cash used in operating activities was $1,039,066 for the twelve months ended June 30, 2012 compared to net cash used of $695,974for the same period in 2011. This change is a result of a shifting of focus from providing consulting services to completing the PPA on our Bangladesh project.

Cash flows provided by financing activities was $998,616for the twelve months ended June 30, 2012 compared to$387,859 for the same period in 2011.  During the current fiscal year, we financed most of our operation by selling stock and options to purchase equity in our Bangladesh project for cash.  This cash influx is depicted in this section.

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

Off-Balance Sheet Arrangements

We currently have four leases for office space and corporate apartments in Dubai and in Houston.   Our office lease in Houston runs until December 31, 2015 and is approximately $4,000 per month.  In Dubai, we have a corporate apartment lease which runs until May, 2013 and is approximately $34,000 per year.   Our office space in Dubai runs until February 18, 2013 and is approximately $68,000 per year.

The obligations above are operating leases and, as such, are not recorded as liabilities on our balance sheet.  See Note 11 for a summary of these payouts over the next four years.

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

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

●
Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

●	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The fair value of the derivatives is estimated using a lattice-binomial option pricing model and the Black-Scholes option pricing model.  These models utilize a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period.  An option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the warrant and discount rates.

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

Stock-Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity Based Payments to Non-Employees.  ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  The Company typically uses the lattice model to value options and similar equity instruments.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Holdings International, Inc.
12012 Wickchester Lane, Suite 130
Houston, Texas 77079

We have audited the accompanying consolidated balance sheets of Energy Holdings International, Inc. (A Development Stage Enterprise) (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods then ended, and for the period from re-entry to the development stage (April 1, 2012) until June 30, 2012.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

October 12, 2012

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Year Ended June 30,
	2012	2011

ASSETS
Cash and equivalents – unrestricted	$10,514	$50,964
Cash and equivalents – restricted	40,068	40,030
Prepaid expenses and advances to employees	22,684	4,083
Total current assets	73,266	95,077

Property, Plant and Equipment, net	24,673	33,123
Deposits	8,181	8,181
Total non-current assets	32,854	41,304

TOTAL ASSETS	$106,120	$136,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$127,511	$167,452
Accounts payable - related party	585,149	241,128
Short-term convertible notes payable, net of discount of $0 and $15,620	42,639	27,662
Derivative liability	22,371	119,643
Deferred revenue	-	299,975
Total current liabilities	777,670	855,860

TOTAL LIABILITIES	777,670	855,860

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at June 30, 2012 or 2011.	-	-
Common stock, $0.001 par value; 100 million shares authorized, 35,154,006 and 31,612,109 shares issued and outstanding at June 30, 2012 and 2011, respectively	35,154	31,612
Additional paid in capital	3,400,484	1,955,483
Common stock committed	50,000	190,000
Deficit accumulated before re-entry to the development stage	(4,089,763)	(2,896,574)
Accumulated deficit after re-entry to the development stage	(67,425)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(671,550)	(719,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$106,120	$136,381

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,		From Re-Entry to the Development Stage (April 1, 2012) to
	2012	2011	June 30, 2012
REVENUES
Consulting revenues	$-	$166,667	$-
TOTAL REVENUES	-	166,667	-

OPERATING EXPENSES
General and administrative expenses	1,513,714	1,800,932	61,920
Depreciation	8,451	34,182	2,113
Total operating expenses	1,522,165	1,835,114	64,033

NET LOSS FROM OPERATIONS	(1,522,165)	(1,668,447)	(64,033)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	91,320	(97,294)	178
Gain (loss) on debt extinguishment	194,000	-	-
Interest expense	(23,806)	(7,511)	(3,580)
Interest income	37	30	10
Total other income/(expense)	261,551	(104,775)	(3,392)
Net loss	$(1,260,614)	$(1,773,222)	$(67,425)

Net loss per share - basic and diluted	$(0.04)	$(0.06)
Weighted average number of shares outstanding	33,740,949	30,405,671

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Common Stock Committed	Accumulated Deficit After Re-entry to the Development Stage	Accumulated Deficit Before Re-entry to the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Par Value

Balance at July 1, 2010	29,662,109	$29,662	$1,303,743	$50,000	$-	$(1,123,352)	$260,053

Shares issued for:
Services	1,650,000	1,650	422,850				424,500
Cash	300,000	300	199,700				200,000

Grant of warrants for services			23,831				23,831
Stock commitment for cash				140,000			140,000
Related party cash contribution			5,359				5,359
Net loss						(1,773,222)	(1,773,222)
Balance at June 30, 2011	31,612,109	$31,612	$1,955,483	$190,000	$-	$(2,896,574)	$(719,479)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)

	Common Stock		Additional Paid In Capital	Common Stock Committed	Accumulated Deficit After Re-entry to the Development Stage	Accumulated Deficit Before Re-entry to the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Par Value

Shares issued for:
Services	1,020,000	1,020	175,980				177,000
Settlement of debt and deferred revenue balances	315,000	315	120,660				120,975
Cash	1,000,000	1,000	139,000	(140,000)			-
Conversion of convertible note	206,897	207	5,793				6,000
Cash and option to purchase equity in subsidiary	1,000,000	1,000	997,616				998,616
Adjustment to derivative liability due to debt conversion			5,952				5,952

Net loss prior to re-entry to the development stage						(1,193,189)	(1,193,189)
Net loss after re-entry to the development stage					(67,425)	-	(67,425)
Balance at June 30, 2012	35,154,006	$35,154	$3,400,484	$50,000	$(67,425)	$(4,089,763)	$(671,550)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,		From Re-Entry to the Development Stage (April 1, 2012) to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,260,614)	$(1,773,222)	$(67,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,451	34,182	2,113
Amortization of debt discount	15,620	6,729	-
Change in fair value of derivative	(91,320)	97,294	22,371
Gain on debt extinguishment	(194,000)		-
Stock-based compensation	177,000	448,331	(89,500)

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(18,601)	13,340	3,007
Accounts payable and accrued liabilities	(1,642)	142,966	76,419
Deferred revenues	-	133,308	-
Related party payables	326,078	241,128	(117,686)
Compensating balance restriction	(38)	(40,030)	(11)
Net cash used in operations	(1,039,066)	(695,974)	(170,712)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended June 30,		From Re-Entry to the Development Stage (April 1, 2012) to
	2012	2011	June 30, 2012
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	42,500	-
Sales of common stock	-	200,000	-
Common stock committed for cash	-	140,000	-
Related-party cash contributions	-	5,359	-
Stock issued for cash and option to purchase equity in subsidiary	998,616	-	-

Net cash provided by/(used in) financing activities	998,616	387,859	-

Net change in cash and equivalents	(40,450)	(308,115)	(164,760)
Cash and equivalents, beginning of period	50,964	359,079	175,274
Cash and equivalents, end of period	$10,514	$50,964	$10,514

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended June 30,		From Re-Entry to the Development Stage (April 1, 2012) to
	2012	2011	June 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	6,000	-	-
Adjustment to derivative liability due to debt conversion	5,952	-	-
Reduction in common stock payable due to issuance of shares	140,000	-	-
Common stock issued for settlement of deferred revenue balance	120,000	-	-
Common stock issued for settlement of debt	975	-	-

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

On July 21, 2011, we signed an agreement with PriSe Power and Energy Limited (“PriSe”), a local Bangladesh company, to sell 25% of our yet-to-be-formed subsidiary which will own the rights to the two 225 MW combined-cycle power plants in Bangladesh (the “Bangladesh subsidiary”)  in exchange for $4 million upon obtaining the Power Purchase Agreement (“PPA”).  The PPA has not been obtained as of the date of this filing and no cash has been funded to the company out of the total $4 million that is promised.  In addition, PriSe has agreed to complete the PPA and Implementation Agreement for the project and obtain all necessary approvals with the controlling authorities within the government of Bangladesh as partial EHII compensation for the 25% interest in the project.

On January 18, 2012, we entered into an agreement with an accredited investor in Saudi Arabia to provide $1 million in cash for operating capital.  As part of that agreement, we agreed to issue the investor 1 million common shares.  In addition to these shares, we agreed to provide an option to acquire 10% of the equity of our subsidiary that will be formed to own and operate the two 225 megawatt power plants in Bangladesh.  The option is exercisable only upon financial close of the Bangladesh project (defined as the point in time when the financial commitments needed to fund the project are placed into escrow and the project is considered fully funded).  Once the option becomes exercisable, the option holder has 60 days to exercise the option by rendering 10% of the cash equity requirements.  For example, if the project requires a total of $40 million to fund the power plants, and we are successful at raising 75% (or $30 million) through debt offerings, then this option holder may acquire a 10% interest in the subsidiary by rendering $1 million ($40 million times  (100% minus 75%, or 25%) times 10% equity requirement.  Since this option is not exercisable until financial close, we deemed it to have no value as the contingency has not been resolved.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at June 30, 2012 or 2011.  At June 30, 2012, we had $40,068 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

At June 30, 2012, we had the U.S. Dollar equivalent of $9,783 on deposit at Emirates Bank in Dubai, United Arab Emirates (the “UAE”).  At this time, the UAE does not provide deposit coverage equivalent to that provided by the Federal Deposit Insurance Corporation (“FDIC”).

Foreign currencies

The Company maintains bank accounts in Dubai whose balances and transactions are denominated in Dirhams of the United Arab Emirates (AED).  The AED is tied to the US Dollar and, as such, there are no foreign currency gains or losses.

The Company’s functional currency is the US Dollar.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock  (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.  The weighted average shares outstanding for the year ended June 30, 2012 and 2011 were 33,740,949 and 30,405,671, respectively.  The earnings per share on a basic and diluted basis for the year ended June 30, 2012 and 2011 were $(0.04) and $(0.06), respectively.

In presenting net income (loss) per share, we segregate net income or loss as resulting from normal operations, extraordinary items and discontinued operations.

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

●
Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

●	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives (recurring)	$-	$-	$22,371	$91,320

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, , 2011 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Derivatives (recurring)	$-	$-	$119,643	$(97,294)

The Company has derivative liabilities as a result of a 2011 convertible promissory note that includes embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The fair value of the derivatives is estimated using a Monte Carlo simulation model, lattice-binomial option pricing model and the Black-Scholes option pricing model.  These models utilize a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period.  An option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the warrant and discount rates.

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

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2012 and 2011 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

Stock-Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity Based Payments to Non-Employees.  ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.   The Company typically uses the lattice model to value options and similar equity instruments.

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

Development Stage Enterprise

As of April 1, 2012, the Company re-entered the development stage.  The financial statements have been updated to reflect this change as of this date.

Reclassifications

Certain information reported for previous periods has been reclassified for consistency with current financial information.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on July 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on July 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses of $1,260,614 and $1,773,222, respectively, in 2012 and 2011 and had accumulated deficits of $4,157,188 as of June 30, 2012.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management plans to finance our continuing operations by selling equity in our Bangladesh project, additional sales of common stock or issuance of debt.

NOTE 3. QUARTERLY RESTATEMENTS

On April 27, 2011, we issued a convertible promissory note in the amount of $42,500 in exchange for cash (see Note 9 for a full discussion of the derivatives).  The note contained a debt discount  which we valued at $22,459 at June 30, 2011.

In addition to the effect of the beneficial conversion feature, their variability tainted the 500,000 warrants issued on March 1, 2011 (“the March 1 Warrants”).  We valued the 500,000 warrants at $97,184 at June 30, 2011.

On October 24, 2011, we amended that convertible promissory note to contain a minimum conversion price below which our creditor could not seek additional shares (the “Floor Price”).  We believed that this Floor Price was sufficient to preclude us from having to account for the note’s beneficial conversion feature and the tainted nature of the March 1 Warrants as derivatives.  As such we did not account for these outstanding instruments as derivatives.

Upon recalculation, management has determined that the Floor Price was not sufficient to preclude derivative treatment.  The financial statements contained in this explanatory note restates those from the periods ended September 30, 2011, December 31, 2011 and March 31, 2012 to include treatment of the above-mentioned instruments as derivatives.

The following balance sheets, statements of operations and statements of cash flows as of and for the periods ended September 30, 2011, December 31, 2011 and March 31, 2012 reflect the adjustments to the accounts as a result of this oversight.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2011

	As Originally Reported (Unaudited)	Adjustments			Restated (Unaudited)
ASSETS
Cash and equivalents - unrestricted	$93,891	$			$93,891
Cash and equivalents - restricted	40,046				40,046
Prepaid expenses and advances to employees	14,135				14,135
Total current assets	148,072		-		148,072

Property, Plant and Equipment, net of accumulated depreciation of $13,732 and $11,620 at September 30, 2011	31,011				31,011
Deposits	8,181				8,181
Total non-current assets	39,192		-		39,192

TOTAL ASSETS	$187,264		$-		$187,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$108,811	$			$108,811
Accounts payable - related party	328,425				328,425
Short-term note payable, net of discount of $8,251	35,888				35,888
Derivative liability	-		59,854		59,854
Deferred Revenue	299,975				299,975
Total current liabilities	773,099		59,854		832,953

TOTAL LIABILITIES	773,099		59,854		832,953

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at September 30, 2011	-				-
Common stock, $0.001 par value; 100 million shares authorized, 31,862,109 shares issued and outstanding at September 30, 2011	31,862				31,862
Additional paid in capital	2,267,293				2,386,936
Common stock committed	190,000				190,000
Accumulated deficit	(3,074,990)		(59,854	) A	(3,254,487)
TOTAL STOCKHOLDERS' EQUITY	(585,835)		(59,854)		(645,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$187,264		$-		$187,264

Adjustments:
A – The derivative liability at June 30, 2011 was originally removed and recorded as a gain due to the amendment of the promissory note.  This amount is the effect of reestablishing the derivative liability as of June 30, 2011 and recognizing the change in fair value of the derivative liability for the three months ended September 30, 2011.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2011

	Three Months Ended 9/30/11
	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
REVENUES
Consulting revenues	$-	$-		$-
TOTAL REVENUES	-	-		-

OPERATING EXPENSES
General and administrative expenses	285,451	-		285,451
Depreciation	2,112	-		2,112
Total operating expenses	287,563	-		287,563

NET LOSS FROM OPERATIONS	(287,563)	-		(287,563)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	119,643	(59,854	) A	59,789
Interest expense	(10,511)	-		(10,511)
Interest income	15	-		15
Total other income/(expense)	109,147	(59,854)		49,293

Net loss	$(178,416)	$(59,854)		$(238,270)

Net loss per share - basic and diluted	$(0.01)			(0.01)

Weighted average number of shares outstanding	31,813,196			31,813,196

Adjustment reasons:
A - This amount is the combined effect of restating the June 30, 2011 derivative balance of $119,643 from income to equity and the September 30, 2011 derivative valuation.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended September 30, 2011

	Three Months Ended 9/30/11
	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(178,416)	$(59,854	) A	$(238,270)
Net loss, non-controlling interest
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	-		2,112
Amortization of discount on note payable	7,369	-		7,369
Change in fair value of derivative	(119,643)	59,854	A	(59,789)
Gain on debt extinguishment	-	-		-
Stock-based compensation	12,500	-		12,500

Change in operating assets and liabilities:
Restricted cash	(16)	-		(16)
Deposits, prepaid expenses and other current assets	(10,052)	-		(10,052)
Accounts payable and accrued liabilities	(39,841)	-		(39,841)
Related party payables	69,354	-		69,354

Net cash provided by / (used in) operations	(256,633)	-		(256,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equity interest in subsidiary	299,560	-		299,560
Net cash used in investing activities	299,560	-		299,560

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-		-

Net change in cash and equivalents	42,927	-		42,927
Cash and equivalents, beginning of period	50,964			50,964
Cash and equivalents, end of period	$93,891	$-		$93,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-
Cash paid for income taxes	-

Adjustments:
A -  – This amount is the effect of reestablishing the derivative liability as of June 30, 2011 and recognizing the change in fair value of the derivative liability for the three months ended September 30, 2011.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2011

	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
ASSETS
Cash and equivalents - unrestricted	$488,318	-		488,318
Cash and equivalents - restricted	40,046	-		40,046
Prepaid expenses and advances to employees	22,583	-		22,583
Total current assets	550,947	-		550,947

Property, Plant and Equipment, net of accumulated depreciation of $15,845 and $11,620 at December 31, 2011.	28,898	-		28,898
Deposits	8,181	-		8,181
Total non-current assets	37,079	-		37,079

TOTAL ASSETS	$588,026	$-		$588,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$56,161	-		56,161
Accounts payable - related party	523,042	-		523,042
Short-term note payable, net of discount of $210 and $15,620	38,704	-		38,704
Derivative liability	-	52,059	A, B	52,059
Deferred Revenue	-	-		-
Total current liabilities	617,907	52,059		669,966

TOTAL LIABILITIES	617,907	52,059		669,966

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2011 and June 30, 2010	-	-		-
Common stock, $0.001 par value; 100 million shares authorized, 33,684,006 and 31,612,109 shares issued and outstanding at December 31, 2011	33,684	-		33,684
Additional paid in capital	3,471,145	(113,691	) A, B	3,357,454
Common stock committed	50,000	-		50,000
Accumulated deficit	(3,584,710)	61,632	B	(3,523,078)
TOTAL STOCKHOLDERS' EQUITY	(29,881)	(52,059)		(81,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$588,026	$-		$588,026

Adjustments:
A – The derivative liability at June 30, 2011 was originally removed and recorded as a gain due to the amendment of the promissory note.  This entry reclassifies this amount as a decrease in Additional Paid in Capital and an increase in the derivative liability totaling $119,643.  In addition, a note payable was converted during the three months ended December 31, 2011 which resulted in an increase of additional paid in capital and a decrease of the derivative liability totaling  $5,952.

B – This amount is the effect of the change in fair value totaling  $59,789 for the three months ended September 30 2011, and a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2011

	Six Months Ended 12/31/11			Three Months Ended 12/31/11
	As Originally Reported (Unaudited)	Adjustments	Restated (Unaudited)	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)

REVENUES
Consulting revenues	$-	-	-	$-	-		-
TOTAL REVENUES	-	-	-	-	-		-

OPERATING EXPENSES
General and administrative expenses	858,598	-	858,598	573,147	-		573,147
Depreciation	4,226	-	4,226	2,114	-		2,114
Total operating expenses	862,824	-	862,824	575,261	-		575,261

NET LOSS FROM OPERATIONS	(862,824)	-	(862,824)	(575,261)	-		(575,261)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	-	61,632A,B	61,632	-	61,697	A,B	1,843
Gain (loss) on debt extinguishment	194,000	-	194,000	194,000	-		194,000
Interest expense	(19,327)	-	(19,327)	(8,816)	-		(8,816)
Interest income	15	-	15	-	-		-
Total other income/(expense)	174,688	61,632	236,320	185,184	181,340		187.027

Net loss	$(688,136)	$61,632	$(626,504)	$(390,077)	$181,340		$(388,234)

Net loss per share - basic and diluted	$(0.02)		(0.02)	$(0.01)			(0.01)

Weighted average number of shares outstanding	32,571,458		32,571,458	33,345,847			33,345,847

Adjustments:
A – The derivative liability at June 30, 2011 was originally removed and recorded as a gain due to the amendment of the promissory note.  This entry reclassifies this amount as a decrease in Additional Paid in Capital and an increase in the derivative liability totaling $119,643.  In addition, a note payable was converted during the three months ended December 31, 2011 which resulted in an increase of additional paid in capital and a decrease of the derivative liability totaling $5,952

B – This amount is the effect of the change in fair value totaling $59,789 for the three months ended September 30 2011, and a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three and Six Months Ended December 31, 2011

	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(688,136)	$61,632	A	$(626,504)
Net loss, non-controlling interest
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,226	-		4,226
Amortization of discount on note payable	15,410	-		15,410
Change in fair value of derivative	-	(61,632	) A	(61,632)
Gain on debt extinguishment	(194,000)	-		(194,000)
Common stock issued for services	132,500	-		132,500

Change in operating assets and liabilities:
Restricted cash	(16)	-		(16)
Deposits, prepaid expenses and other current assets	(18,500)	-		(18,500)
Accounts payable and accrued liabilities	(94,660)	-		(94,660)
Related party payables	281,914	-		281,914

Net cash provided by / (used in) operations	(561,262)	-		(561,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equity interest in subsidiary	998,616	-		998,616

Net cash used in investing activities	998,616	-		998,616

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by/(used in) financing activities	-	-		-

Net change in cash and equivalents	437,354	-		437,354
Cash and equivalents, beginning of period	50,964			50,964
Cash and equivalents, end of period	$488,318	$-		$488,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-		-
Cash paid for income taxes	-	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for outstanding stock commitment	140,000
Common stock issued for conversion of convertible note	6,000

Adjustments:
A – This amount is the effect of the change in fair value totaling $59,789 for the three months ended September 30, 2011, and a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2012

	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
ASSETS
Cash and equivalents - unrestricted	$175,274	-		175,274
Cash and equivalents - restricted	40,058	-		40,058
Prepaid expenses and advances to employees	25,691	-		25,691
Total current assets	241,023	-		241,023

Property, Plant and Equipment, net of accumulated depreciation of $17,957 and $11,620 at March 31, 2012	26,786	-		26,786
Deposits	8,181	-		8,181
Total non-current assets	34,967	-		34,967
TOTAL ASSETS	$275,990	$-		$275,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$72,032	-		72,032
Accounts payable - related party	684,892	-		684,892
Short-term note payable, net of discount of $0 and $15,620	39,643	-		39,643
Derivative liability	-	22,549	A,B	22,549
Total current liabilities	796,567	22,549		819,116
TOTAL LIABILITIES	796,567	22,549		819,116

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2011 and June 30, 2010	-	-		-
Common stock, $0.001 par value; 100 million shares authorized, 35,054,006 shares issued and outstanding at March 31, 2012	35,054	-		35,054
Additional paid in capital	3,603,775	(113,691)		3,490,084
Common stock committed	50,000	-		50,000
Accumulated deficit	(4,209,406)	91,142	A	(4,118,264)
TOTAL STOCKHOLDERS' EQUITY	(520,577)	(22,549)		(543,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$275,990	$-		$275,990

Adjustments:
A – The derivative liability at June 30, 2011 was originally removed and recorded as a gain due to the amendment of the promissory note.  This entry reclassifies this amount as a decrease in Additional Paid in Capital and an increase in the derivative liability totaling $119,643.  In addition, a note payable was converted during the three months ended December 31, 2011 which resulted in an increase of additional paid in capital and a decrease of the derivative liability totaling $5,952

B – This amount is the effect of the change in fair value totaling $59,789 for the three months ended September 30, 2011, a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011, and a change in fair value of the derivative liability totaling $14,646, and a change in fair value of the the derivative liability from the expiration of warrants totaling $14,864 during the three months ended March 31, 2012

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2012

	Nine Months Ended 3/31/12				Three Months Ended 3/31/12
	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
REVENUES
Consulting revenues	$-	-		-	$-	-		-
TOTAL REVENUES	-	-		-	-	-		-

OPERATING EXPENSES
General and administrative expenses	1,480,255	-		1,480,255	621,657	-		621,657
Depreciation	6,338	-		6,338	2,112	-		2,112
Total operating expenses	1,486,593	-		1,486,593	623,769	-		623,769

NET LOSS FROM OPERATIONS	(1,486,593)	-		(1,486,593)	(623,769)	-		(623,769)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	-	91,142	A	91,142		29,510	A	29,510
Gain (loss) on debt extinguishment	194,000	-		194,000				-
Interest expense	(20,266)	-		(20,266)	(939)			(939)
Interest income	27	-		27	12			12
Total other income/(expense)	173,761	91,142		264,903	(927)	29,510		28,583

Net loss	$(1,312,832)	$91,142		$(1,221,690)	$(624,696)	$29,510		$(595,186)

Net loss per share - basic and diluted	$(0.04)			$(0.04)	$(0.02)			$(0.02)

Weighted average number of shares outstanding	33,277,719			33,277,719	34,194,885			34,194,885

Adjustments:
A –– This amount is the effect of the change in fair value totaling  $59,789 for the three months ended September 30 2011, a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011, and a change in fair value of the derivative liability totaling $14,646, and a change in fair value of the the derivative liability from the expiration of warrants totaling $14,864 during the three months ended March 31, 2012

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended March 31, 2012

	As Originally Reported (Unaudited)	Adjustments		Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,312,832)	$91,142		$(1,221,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,338	-		6,338
Amortization of discount on note payable	15,620	-		15,620
Change in fair value of derivative	-	(91,142	) A	(91,142)
Gain on debt extinguishment	(194,000)	-		(194,000)
Stock-based compensation	266,500	-		266,500

Change in operating assets and liabilities:
Restricted cash	(27)			(27)
Deposits, prepaid expenses and other current assets	(21,608)	-		(21,608)
Accounts payable and accrued liabilities	(78,061)	-		(78,061)
Related party payables	443,764	-		443,764

Net cash provided by / (used in) operations	(874,306)	-		(874,306)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of equity interest in subsidiary	998,616	-		998,616

Net cash provided by/(used in) financing activities	998,616	-		998,616

Net change in cash and equivalents	124,310	-		124,310
Cash and equivalents, beginning of period	50,964	-		50,964
Cash and equivalents, end of period	$175,274	$-		$175,274

Adjustments:
A –– This amount is the effect of the change in fair value totaling  $59,789 for the three months ended September 30 2011, a change in fair value of the derivative liability totaling $1,843 for the three months ended December 31, 2011, and a change in fair value of the derivative liability totaling $14,646, and a change in fair value of the the derivative liability from the expiration of warrants totaling $14,864 during the three months ended March 31, 2012

NOTE 4. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011, we accrued and paid the following to our officers:

	Year Ended June 30,
	2012	2011

Net due at beginning of period	$211,000	$-
Salary accruals	480,000	312,000
Salary payments	(298,000)	(101,000)
Net due at end of period	$393,000	$211,000

In January, 2011, we issued 500,000 shares to related parties to serve as advisors to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

Our Chief Executive Officer, John Adair, contributed $5,359 during the year ended June 30, 2011.  Additionally, during the year ended June 30, 2012, Mr. Adair contributed an additional $1,630, paid company expenses totalling $1,995 and was reimbursed $12,253.

Our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Al Ghani are collectively owed $448,778 in salaries, cash contributions made into the Company and expenses paid on behalf of the company as of June 30, 2012.

Other related parties are collectively owed $136,370 in salaries, cash contributions made into the Company and expenses paid on behalf of the company as of June 30, 2012.

On October 17, 2011, we issued 100,000 shares to a board member for services rendered.  We valued the shares at the grant date fair value, charging general and administrative expenses with $40,000.

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

On February 6, 2012, we issued 150,000 shares to Alex Adair, the son of our Chief Executive Officer and a senior geologist,  in exchange for engineering consulting.  We valued the shares at the grant date and charged general and administrative expenses with $15,000.

Also on February 6, 2012, we issued 100,000 shares to the daughter of our Chief Financial Officer for services.  We valued the shares at the grant date and charged general and administrative expenses with $10,000.

On April 25, 2012, we again issued 50,000 shares to the daughter of our Chief Financial Officer for services.  We valued the shares at the grant date and charged general and administrative expenses with $5,000.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2012 and 2011, our property, plant and equipment consisted of the following:

	June 30,
	2012	2011

Furniture and fixtures	$37,150	$37,151
Office equipment	7,593	7,594
Property, plant and equipment at cost	44,743	44,743
Less: accumulated depreciation	(20,070)	(11,620)
Property, plant and equipment (net)	$24,673	$33,123

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.   Deferred tax assets and valuation allowances for the years ended June 30, 2012 and 2011 are summarized in the following table:

	June 30
	2012	2011

Deferred tax asset (NOL at estimated 35% marginal rate)	$1,092,689	$750,856
Less: reserve	(1,092,689)	(750,856)
Net deferred tax asset	-	-

Components of income tax expense are as follows:

Current federal tax
Current state tax
Change in NOL benefit	341,833	605,836
Change in NOL valuation allowance	(341,833)	(605,836)
Income tax expense	-	-

We adopted ASC 740 – Income Taxes for accounting for uncertainty in income taxes, including unrecognized tax benefits as of June 30, 2012. The adoption had no effect on our financial position or results of operations. We did not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2012 or 2011.   The net operating losses begin to expire in 2024.

NOTE 7. NOTES PAYABLE

On April 7, 2011, we issued a convertible promissory note in the amount of $42,500 in exchange for cash.  The note bears interest at 8% and matures January 11, 2012, with interest due on any defaulted balances after the maturity date at 22%.

The promissory note can be converted into common stock according to the following terms:

●	Period of conversion eligibility: October 4, 2011 until fully paid.
●	Conversion price: 58% of the average of the lowest three days’ closing price during the previous 10 trading days leading up to the date of conversion.

On October 26, 2011, the creditor converted $6,000 of the unpaid principal into 206,897 shares.  As of June 30, 2012, we had $36,500 of unpaid principal and $6,139 of unpaid interest due on the note.  In addition to the nominal interest accrued on the note, we amortized $15,620 of the note’s discount to interest expense.

The note matured on January 11, 2012 and, as of June 30, 2012, was past due.  On September 27, 2012, we paid the note principal and interest in full extinguishing both the note itself and the associated derivative liabilities.

NOTE 8.  STOCKHOLDERS' EQUITY

Common stock

Stock transactions during the fiscal year ended June 30, 2011

At June 30, 2012 and 2011, the Company had 100 million shares of authorized common stock, $.001 par value, with 35,154,006 and 31,612,109 common shares issued and outstanding, respectively.

We began the fiscal year ended June 30, 2011 (that is, on July 1, 2010) with 29,662,109 shares outstanding.  During the year ended June 30, 2011, we issued 1,950,000 shares as follows:

We issued 100,000 restricted shares to a director.  We valued the shares at the closing price on the grant date ($0.85 per share) and charged general and administrative expenses with $85,000.

We issued 500,000 shares to related parties to serve as consultants to the board of directors.  We valued the shares at the closing price on the date of agreement and charged general and administrative expense with $255,000.

We issued 300,000 shares in exchange for $200,000 in cash to accredited investors.

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

Other equity transactions during the fiscal year ended June 30, 2011

We granted 500,000 one-year warrants to a consultant for services with a strike price of $0.50, which vest immediately.  We valued these warrants using the Black-Scholes option pricing model and recorded an increase in Additional Paid in Capital and a corresponding charge to consulting expense in the amount of $23,831.  As inputs to the valuation model, we used the following: volatility: 480.79%; stock price on grant date: $0.05; risk-free capital rate: 0.25%.  These warrants are known elsewhere in this document as the “March 1 Warrants”.  Because of the convertible promissory note issued April 7, 2011 (see Note 7), these warrants became tainted and were subsequently treated as derivatives (see Note 9).

Stock transactions during the year ended June 30, 2012

During the year ended June 30, 2012, we issued 3,541,897 shares as follows:

We issued the second tranche of stock (250,000 shares) to a consulting group pursuant to our contract which we signed on March 1, 2011. We valued the shares at the closing price on the grant date (March 1, 2011) and charged general and administrative expenses with $12,500.

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

On October 26, we issued 206,897 shares to convert $6,000 of a $42,500 convertible promissory note.  See Note 7 and the explanation below under “Convertible Securities Outstanding”.

On January 18, 2012, we entered into an agreement with an accredited investor in Saudi Arabia to provide $1 million in cash for operating capital.  As part of that agreement, we agreed to issue the investor 1 million common shares.  In addition to these shares, we agreed to provide an option to acquire 10% of the equity of our subsidiary that will be formed to own and operate the two 225 megawatt power plants in Bangladesh.  The option is exercisable only upon financial close of the Bangladesh project (defined as the point in time when the financial commitments needed to fund the project are placed into escrow and the project is considered fully funded).  Once the option becomes exercisable, the option holder has 60 days to exercise the option by rendering 10% of the cash equity requirements.  For example, if the project requires a total of $40 million to fund the power plants, and we are successful at raising 75% (or $30 million) through debt offerings, then this option holder may acquire a 10% interest in the subsidiary by rendering $1 million ($40 million times  (100% minus 75%, or 25%) times 10% equity requirement.  Since this option is not exercisable until financial close, we deemed it to have no value as the contingency has not been resolved.

On February 6, 2012, we issued a total of 370,000 shares to three consultants.  We valued the shares at the closing price on the grant date and charged general and administrative expenses with $37,000.

During the three months ended June 30, 2012, we issued 100,000 shares to two consultants.  We valued the shares at the grant date closing price and charged general and administrative costs with $7,500.

Preferred stock

At June 30, 2012 and 2011, the Company had 25 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

Convertible securities outstanding

We granted 500,000 one-year warrants to a consultant for services with a strike price of $0.50, which vest immediately.  We valued these warrants using the Black-Scholes option pricing model and recorded an increase in Additional Paid in Capital and a corresponding charge to consulting expense in the amount of $23,831.  As inputs to the valuation model, we used the following: volatility: 480.79%; stock price on grant date: $0.05; risk-free capital rate: 0.25%.  These warrants are known elsewhere in this document as the “March 1 Warrants”.  Because of the convertible promissory note issued April 7, 2011 (see Note 7), these warrants became tainted and were subsequently treated as derivatives (see Note 9).  The warrants expired March 1, 2012.

In addition, at June 30, 2012, we had $36,500 of unpaid principal and $6,139 of unpaid interest which can convert to common stock at 58% of the average of the lowest three days’ closing price during the previous 10 trading days leading up to the date of conversion (see Note 7).  Subsequent to June 30, 2012, we paid the outstanding interest and principal in full.

The following table shows warrant activity for the year ended June 30, 2012:

Warrants outstanding, June 30, 2011	500,000
Issued	-
Expired	(500,000)
Warrants outstanding, June 30, 2012	-

Common Stock Payable

On May 22, 2011, we entered into a stock subscription agreement with a member of our board of directors to sell 1 million shares for $140,000.  As of June 30, 2011, these shares had not been issued and were included in Common Stock Committed.  During the year ended June 30, 2012, we issued the shares, relieving the obligation.

Sale of shares of stock and 10% option to purchase equity of subsidiary

On July 21, 2011, we signed an agreement with PriSe Power and Energy Limited (“PriSe”), a local Bangladesh company, to sell 25% of our yet-to-be-formed subsidiary which will own the rights to the two 225 MW combined-cycle power plants in Bangladesh (the “Bangladesh subsidiary”)  in exchange for $4 million upon obtaining the Power Purchase Agreement (“PPA”) .  ”).  The PPA has not been obtained as of the date of this filing and no cash has been funded to the company out of the total $4 million that is promised.  In addition, PriSe has agreed to complete the PPA and Implementation Agreement for the project and obtain all necessary approvals with the controlling authorities within the government of Bangladesh as partial EHII compensation for the 25% interest in the project.

In addition, we conveyed an option to purchase 10% of the operating subsidiary to an investor as part of our agreement to raise $1 million in operating capital (see above in this explanatory note and Note 8 ). The 10% equity is contingent upon financial close of the project.

NOTE 9.  DERIVATIVE LIABILITY

The following assumptions were used in valuing the derivative liability using the Monte Carlo Simulation model associated with the Convertible Promissory Note of April 7, 2011 and June 30, 2011:

●	Volatility ranged from 151% to 161%;
●	The risk free rate ranged from 0.12% to 0.10%; and
●	The conversion date is estimated as the maturity date.

The following assumptions were used in valuing the derivative liability using the Lattice model associated with the Convertible Promissory Note of September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012:

●	The stock price would fluctuate with the Company projected volatility;

●
The projected volatility curve for each valuation period was based on the average of 16 comparable Oil/Gas/Energy companies for historical volatility.  Volatilities used in the 2012 valuations ranged from 194% to 454%.  An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5% prior to maturity and following maturity increased to 50% growing by 5% per month to 75% with a 6 month extension.

●	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

●	The trading volume limits would be based on the greater of the monthly averages for the last 6 months or $50,000 per month and would increase at 1% per month; and

●	The Holders would automatically convert the notes at the greater of 2 times the conversion price or stock price if the registration was effective and the company was not in default.

The following assumptions were used in valuing the derivative liability using the Black Scholes model associated with the Tainted Warrants of April 7, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012:

●	Volatility ranged from 464% to 565%;
●	Exercise price was $0.50;
●	Initial term of the warrants was 1 year; and
●	Discount rate ranged from 0.02% to 0.27%.

Based on the above assumptions, the derivative liability at June 30, 2012 is $22,371.  The warrants expired during the period and have a value of $0 at June 30, 2012.  Subsequent to the balance sheet date, the underlying convertible note was paid in full, extinguishing both the note balance and all derivative liabilities.

The following shows the changes in the level three derivative liability measured on a recurring basis for the years ended June 30, 2012 and 2011:

Balance at inception, April 7, 2011	$366,365
Derivative gain	(246,722)
Balance at June 30, 2011	119,643
Adjustment of derivative liability due to conversion	(5,952)
Derivative gain	(91,320)
Balance at June 30, 2012	$22,371

NOTE 12.  SUBSEQUENT EVENTS

On September 27, 2012, we paid in full our outstanding convertible promissory note (see Note 7) extinguishing principal, all accrued interest, and the associated derivative liabilities.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Payouts on our existing office and apartment leases in Dubai and Houston over the next four years are as follows:

Year	Amount
2013	105,809
2014	92,601
2015	-
2016	-

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012(under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2012due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the TreadwayCommission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30,2012.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience		Year First Appointed/ Elected Director

John Adair	70	●	Chair, Chief Executive Officer (December 29, 2008 – present)	2008
		●	Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.
●
Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.

		●	1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).
		●	President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)

Jalal Alghani	52	●	Chief Financial Officer (September 1, 2009 – Present)	2009
		●	Director since September 1, 2009
●
Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present).

		●	From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008).
		●	Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).

Fahad Bu-Nuhayah	46	●	Director since March 2009	2009
		●	Owner: Saudi CAD for Engineering Services (1990 to present)
		●	Co-Owner: al Mutlaq Consulting Engineers (1991 to present)
		●	Assistant General Manager of al-Mutlaq& Mu-Netanyahu Consulting Engineers 1991-2004

Khalid Al-Sunaid	39	●	Director since September 2009	2009
		●	Partner in the law firm of Khalid Al-Sunaid&Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).

His Royal Highness Prince Abdullah Bin Bandar Abdulaziz Al-Saud	26	●	Director since October 2009	2009
		●	Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)

His Highness Prince Bader Bin Abdullah Bin Mohamed Al Saud	26	●	Director since September 2009	2009
		●	Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended June 30, 2009 with the exception of (a) Richard Hildebrand, who has not filed a Form 5 upon his resignation as a director; (b) Dennis Murphy, who have not filed a Form 5 upon his resignation as a director; (c) Fahad BuNuhayah, RaficKoussa (a former director), Khalid and Jalal Alghani, each of whom was delinquent in the filing of their respective Form 3s; and (d) John Adair, who was delinquent in filing his Form 4.  With the exception of Messrs Hildebrand and Murphy, all filing have subsequently been made with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2012 and 2011, to our corporate officers.

SUMMARY COMPENSATION TABLE

	Year Ended June 30,	Base Compensation	Stock Awards	Total Compensation

John Adair	2012	$240,000	$-	$240,000
Chairman and CEO	2011	257,000	8,000	265,000

Jalal Al Ghani	2012	$240,000	$-	$254,469
Chief Financial Officer	2011	250,469	4,000	254,469

The above compensation amounts include amounts paid and accrued.  However, not all compensation amounts have been paid at June 30, 2012 or 2011.  On those dates, Messrs. Adair and Al Ghani are collectively owed $393,000 and $211,000 in unpaid salaries, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at June 30, 2012.

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

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors.  However, we compensated a director for services by issuing 100,000 shares.  We valued the shares at the grant date fair value and recorded $40,000 of administrative costs.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At August 30, 2011 we had 35,154,006 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 30, 2011, by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, directors and director nominees as a group.

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

Name	Position	Shares Beneficially Owned	Percent of Class
John Adair	Chairman, CEO	3,900,000	10.7%
Jalal Al Ghani1	CFO, Vice Chairman	5,600,000	15.4%
Khalid Al Sunaid2	Director	3,900,000	10.7%
Fahad Bu-Nuhayah3	Director	3,100,000	8.5%
HH Prince Bader Al Saud	Director	1,500,000	4.1%
HRH Prince Abdullah Bin A. Al Saud	Director	2,000,000	5.5%
All officers and directors as a group		20,000,000	55.1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2012 and 2011 were $19,000 and $16,100, respectively.

	2012	2011

Audit Related Fees	$19,000	$16,100
Tax Fees	$-	$-
All Other Fees	$-	$-
Out-of-Pocket Expenses	$-	$-
Total	$19,000	$16,100

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

/s/ John Adair
John Adair, Principal Executive Officer	October 12, 2012

/s/ Jalal Alghani
Jalal Alghani, Principal Financial Officer	October 12, 2012