Form 10-K/A
period 2012-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-10-19
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE - None

Explanatory Note

The purpose of this Amendment No. 1 to Energy Holdings International, Inc. Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

Exhibit Number	Description

3.1*	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1*	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2*	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
_____________

*           previously filed.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Adair
John Adair, Principal Executive Officer	October 15, 2012

/s/ Jalal Alghani
Jalal Alghani, Principal Financial Officer	October 15, 2012