Form 10-Q
period 2012-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2012-11-19
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 11, 2012 was  35,431,006.

FORM 10-Q/A
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
( Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	09/30/12 (Unaudited)	06/30/12 (Audited)

ASSETS
Cash and equivalents - unrestricted	$18,438	$10,514
Cash and equivalents - restricted	40,070	40,068
Prepaid expenses and advances to employees	5,904	22,684
Total current assets	64,412	73,266

Property, Plant and Equipment, net of accumulated depreciation of $22,183 and $20,070 at September 30, 201 and June 30, 2012, respectively	22,560	24,673
Deposits	8,181	8,181
Total non-current assets	30,741	32,854

TOTAL ASSETS	$95,153	$106,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$144,684	$127,511
Accounts payable - related party	725,883	585,149
Short-term convertible notes payable	-	42,639
Derivative liability	-	22,371
Total current liabilities	870,567	777,670

TOTAL LIABILITIES	870,567	777,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at September 30, 2012 and June 30, 2012	-	-
Common stock, $0.001 par value; 100 million shares authorized, 35,331,006 and 35,154,006 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	35,331	35,154
Additional paid in capital	3,601,154	3,400,484
Common stock committed	50,000	50,000
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Deficit accumulated during the development stage	(372,136)	(67,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(775,414)	(671,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$95,153	$106,120

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		From Re-Entry to the Development Stage (04/01/12) to
	2012	2011	9/30/12
REVENUES
Consulting revenues	$-	$-	$-
TOTAL REVENUES	-	-	-

OPERATING EXPENSES
General and administrative expenses	289,929	285,451	351,849
Depreciation	2,112	2,112	4,225
Total operating expenses	292,041	287,563	356,074

NET LOSS FROM OPERATIONS	(292,041)	(287,563)	(356,074)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(1,476)	59,789	(1,298)
Gain (loss) on debt extinguishment	(7,447)	-	(7,447)
Interest expense	(3,750)	(10,511)	(7,330)
Interest income	3	15	13
Total other income/(expense)	(12,670)	49,293	(16,062)
Net loss	$(304,711)	$(238,270)	$(372,136)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	35,214,126	31,813,196

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF SHAREHOLDER DEFICIT
(Unaudited)

	Common Stock		Additional Paid In	Common Stock	Develop. Stage	Pre-Develop. Stage	Total Stockholders' Equity
	Shares	Par Value	Capital	Payable	Deficit	Deficit	(Deficit)

Balance at April 1, 2012	35,054,006	$35,054	$3,393,084	$50,000	$-	$(4,089,763)	$(611,625)

Shares issued for:
Services	100,000	100	7,400				7,500
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	$35,154	$3,400,484	$50,000	$(67,425)	$(4,089,763)	$(671,550)

Shares issued for:
Cash	177,000	177	176,823				177,000
Extinguishment of derivative liability at fair value			23,847				23,847
Net loss					(304,711)		(304,711)
Balance at September 30, 2012	35,331,006	$35,331	$3,601,154	$50,000	$(372,136)	$(4,089,763)	$(775,414)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		From Re-Entry to the Development Stage (04/01/12) to
	2012	2011	9/30/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(304,711)	$(238,270)	$(372,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	2,112	4,225
Amortization of debt discount	-	7,369	-
Change in fair value of derivative	1,476	(59,789)	23,847
Adjustment to derivative liability due to debt conversion	-	-	5,952
Stock-based compensation	-	12,500	(89,500)
			-
Change in operating assets and liabilities:			-
Deposits, prepaid expenses and other current assets	16,780	(10,052)	19,787
Accounts payable and accrued liabilities	11,035	(39,841)	87,454
Related party payables	91,472	69,354	(26,214)
Interest on compensating balance	(2)	(16)	(13)

Net cash used in operations	(181,838)	(256,633)	(346,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equity interest in subsidiary	-	299,560	-

Net cash provided by (used in) investing activities	-	299,560	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	27,437	-	27,437
Sales of common stock	177,000	-	177,000
Notes payable - payments	(36,500)	-	(36,500)
Expenses paid by related party	36,384	-	36,384
Related party expense reimbursements	(14,559)	-	(14,559)

Net cash provided by/(used in) financing activities	189,762	-	189,762

Net change in cash and equivalents	7,924	42,927	(156,836)
Cash and equivalents, beginning of period	10,514	50,964	175,274
Cash and equivalents, end of period	$18,438	$93,891	$18,438

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended September 30,		From Re-Entry to the Development Stage (04/01/12) to
	2012	2011	9/30/12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	-	-	6,000
Adjustment to derivative liability due to debt conversion	-	-	5,952
Reduction in common stock payable due to issuance of shares	-	-	140,000
Common stock issued for settlement of deferred revenue balance	-	-	120,000
Common stock issued for settlement of debt	-	-	975
Adjustment to derivative liability due to redemption of convertible note	23,847	-	23,847

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2012 and are herein incorporated by reference.

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30, 2012 or June 30, 2012.  At September 30, 2012, we had $40,070 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

At June 30, 2012, we had a derivative liability of $22,371 included as a level 3 liability and none at September 30, 2012. See Note 4 for a discussion of this derivative liability.  The following table shows changes in the fair value of liabilities associated with financial instruments valued on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability at June 30, 2012	$-	$-	$22,371
Mark to market at September 25, 2012 (loss)	-	-	1,476
Fair value of derivative on date of extinguishment	-	-	23,847
Redemption of convertible note	-	-	(23,847)
Derivative liability at September 30, 2012	$-	$-	$-

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses of $304,711 for the three months ended September 30, 2012, accumulated deficit of 4,461,899 as of September 30, 2012 and negative working capital of $806,155 and $704,404 at September 30, 2012 and June 30, 2012 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At September 30, 2012, we owed $491,460 in salaries and $66,636 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani.  At June 30, 2012, these amounts were $405,488 and $43,290, respectively.

In addition, at September 30, 2012 we owed certain other related parties who work as consultants to the Company $138,500 in salaries and $29,287 in advances to the Company.  These amounts at June 30, 2012 were $133,000 and $3,370, respectively.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

At April 1, 2012 (the date of re-entry to the development stage), we had 35,054,006 shares issued and outstanding.

During the three months ended June 30, 2012, we issued 100,000 shares to two consultants for services.  We valued the shares at their respective closing prices on their grant dates, charging general and administrative expenses with $7,500.

During the three months ended September 30, 2012, we issued 177,000 shares for cash at $1.00 per share, raising $177,000 in operating capital.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011consulting agreement.  The warrants expired March 1, 2012.  There were no options or warrants issued during the three months ended September 30, 2012.  Options and warrants outstanding at September 30, 2012 is nil.

At June 30, 2012, we had a $36,500 in unpaid principal and $6,139 of unpaid accrued interest related to a convertible promissory note which could be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.  On September 25, 2012, we paid this note in its entirety, extinguishing all principal, interest and derivative liabilities associated with this instrument.  The derivative liability in the amount of $23,847 was recorded as additional paid in capital (see Note 5).

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

NOTE 5.  DERIVATIVE LIABILITY

On April 7, 2011, we issued a $42,500 convertible promissory note for $42,500 in cash.  The note could be converted beginning October 4, 2011 into common stock at 58% of the lowest three days’ closing prices of the 10 days previous to the conversion.

Because of the number of shares are not determinable, and because those shares issuable upon conversion taint the 500,000 warrants outstanding, we recorded a derivative liability at June 30, 2011 of $119,643.

During the year ended June 30, 2012, the 500,000 warrants expired.  We therefore recorded a derivative liability at June 30, 2012 of $22,371.  We used the Monte Carlo Simulation model to value this liability whose inputs are discussed in Note 9 to our Annual Report as of June 30, 2012, filed October 15, 2012 and are herein incorporated by reference.

At September 25, 2012 (the date the convertible promissory note was paid, extinguishing the liabilities), the fair value of the derivative was $23,847 using the following assumptions:

The following assumptions were used in valuing the derivative liability at September 25, 2012 (the date the convertible note was extinguished), using the Lattice model:

●	Volatility ranged from 217% to 465%;
●	The risk free rate ranged from 0.12% to 0.10%; and
●	The conversion date is estimated as the maturity date.

The following assumptions were used in valuing the derivative liability using the Lattice model associated with the Convertible Promissory Note of September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012:

●	The stock price would fluctuate with the Company projected volatility;

●	Risk of default was reduced to zero percent;

●
The projected volatility curve for each valuation period was based on the average of 16 comparable Oil/Gas/Energy companies for historical volatility.  Volatilities used in the 2012 valuations ranged from 217% to 465%.

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

The following table shows changes in our derivative liability from April 1, 2012 (the date of re-entry to the development stage) and September 30, 2012.

	4/1/12 to 6/30/12	7/1/12 to 9/30/12

Derivative liability, beginning of period	$22,549	$22,371
Revaluation of liability during the period	(178)	1,476
Extinguishment of liability resulting from note redemption		(23,847)
Derivative liability, end of period	$22,371	$-

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to September 30, 2012, we issued 100,000 shares to a consultant for services.

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 150, Houston, Texas 77079 and our telephone number is (832) 230-1490.   The Company’s website is www.energhii.com.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

Net Loss. We had a net loss of $304,711 for the three months ended September 30, 2012, versus a loss of $238,270 for the same period in 2011.  The change is due primarily from recording a gain on the change in fair value of our derivative liability in the previous year.

Operating Expenses.  General and administrative expenses are virtually unchanged in the current year ($289,929 versus $285,451) as our expense structure remains similar to that in which we operated in the previous year.

Our depreciation expense was identical in the current period as in the previous period ($2,112 for the three months ended September 30, 2012 and 2011) since our assets are depreciated using the straight-line method, causing no change in depreciation.

Other Income and Expense Items.  This item was a net addition to our net loss for the three months ended September 30, 2012 (a net expense of $12,670) versus a net subtraction from our net loss of $49,293 for the three months ended September 30, 2011, owing to our recording a gain on the change in fair value of our derivative liability.

Liquidity and Capital Resources

As of September 30, 2011, we had $58,508 in cash of which $40,070 is restricted from our use by our bank as a compensating balance to offset our credit card use which we use for travel to the Middle East.

For the three months ended September 30, 2012, we used $181,838 in operating activities, compared to a use of $256,633 for the same period in the previous year.

For the three months ended September 30, 2012, net cash provided by investing activities was zero versus $299,560 for the same period in the previous year, resulting from an advance against our sale of equity in our Bangladesh project.

For the three months ended September 30, 2012, net cash provided by financing activities was $189,762 versus none for the same period in the pervious year, resulting from proceed from sales of company common stock and related party advances.

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

As of September 30, 2012, we had unrestricted cash of $18,438.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 35,331,006 shares were issued and outstanding as of September 30, 2012.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 8 to our Financial Statements filed on Form 10-K as of June 30, 2012 for a discussion of unregistered sales of equity securities prior to the current quarter.

For the three months ended September 30, 2012, we issued 177,000 shares for cash at $1.00 per share, raising $177,000 in operating capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2012.

ENERGY HOLDING INTERNATIONAL, INC.

November 13, 2012	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

November 13, 2012	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer