Form 10-Q
period 2012-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2013-03-05
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: March 4, 2013 was  35,431,006.

FORM 10-Q/A
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	12/31/12 (Unaudited)	06/30/12 (Audited)

ASSETS
Cash and equivalents - unrestricted	$7,090	$10,514
Cash and equivalents - restricted	43,484	40,068
Prepaid expenses and advances to employees	3,841	22,684
Total current assets	54,415	73,266

Property, Plant and Equipment, net of accumulated depreciation of $24,295 and $20,070 at December 31, 2012 and June 30, 2012, respectively	20,448	24,673
Deposits	8,181	8,181
Total non-current assets	28,629	32,854

TOTAL ASSETS	$83,044	$106,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$146,085	$127,511
Accounts payable - related party	799,457	585,149
Short-term convertible notes payable	-	42,639
Derivative liability	-	22,371
Total current liabilities	945,542	777,670

TOTAL LIABILITIES	945,542	777,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31, 2012 and June 30, 2012	-	-
Common stock, $0.001 par value; 100 million shares authorized, 35,431,006 and 35,154,006 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	35,431	35,154
Additional paid in capital	3,607,554	3,400,484
Common stock committed	308,311	50,000
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Deficit accumulated during the development stage	(724,031)	(67,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(862,498)	(671,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,044	$106,120

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,		From Re-Entry to the Development Stage (04/01/12)
	2012	2011	2012	2011	to 12/31/12
REVENUES
Consulting revenues	$-	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	636,383	858,598	346,454	573,147	698,303
Depreciation	4,226	4,226	2,114	2,114	6,339
Total operating expenses	640,609	862,824	348,568	575,261	704,642
NET LOSS FROM OPERATIONS	(640,609)	(862,824)	(348,568)	(575,261)	(704,642)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(1,476)	-	-	-	(1,298)
Gain (loss) on debt extinguishment	(7,447)	194,000	-	194,000	(7,447)
Interest expense	(7,087)	(19,327)	(3,337)	(8,816)	(10,667)
Interest income	13	15	10		23
Total other income/(expense)	(15,997)	174,688	(3,327)	185,184	(19,389)
Net loss	$(656,606)	$(688,136)	$(351,895)	$(390,077)	$(724,031)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	35,313,327	32,571,458	35,412,528	33,345,847

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid In Capital	Common Stock Payable	Develop. Stage Deficit	Pre-Develop. Stage Deficit	Total Stockholders' Equity (Deficit)
	Shares	Par Value

Balance at April 1, 2012	35,054,006	$35,054	$3,393,084	$50,000	$-	$(4,089,763)	$(611,625)

Shares issued for:
Services	100,000	100	7,400				7,500
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	$35,154	$3,400,484	$50,000	$(67,425)	$(4,089,763)	$(671,550)

Shares issued for:
Cash	177,000	177	176,823				177,000
Services	100,000	100	6,400				6,500
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(656,606)		(656,606)
Balance at December 31, 2012	35,431,006	$35,431	$3,607,554	$308,311	$(724,031)	$(4,089,763)	$(862,498)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		From Re-Entry to the Development Stage (04/01/12) to
	2012	2011	12/31/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(656,606)	$(688,136)	$(724,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,226	4,226	6,339
Amortization of debt discount	-	15,410	-
Change in fair value of derivative	1,476	-	23,847
Adjustment to derivative liability due to debt conversion	-	-
Gain on debt extinguishment	-	(194,000)
Stock-based compensation	6,500	132,500	(83,000)

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	18,843	(18,500)	21,850
Accounts payable and accrued liabilities	12,406	(94,660)	88,825
Related party payables	186,472	281,914	74,739
Compensating balance restriction	(3,416)	(16)	(3,427)

Net cash used in operations	(430,098)	(561,262)	(594,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equity interest in subsidiary	-	998,616	-

Net cash provided by (used in) investing activities	-	998,616	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	27,437	-	27,437
Sales of common stock	177,000	-	177,000
Common stock committed for cash	258,311	-	258,311
Notes payable - payments	(36,500)	-	(36,500)
Reclassification of derivative liability to equity	-	-	5,952
Expenses paid by related party	58,999	-	58,999
Related party expense reimbursements	(58,573)	-	(58,573)
		-
Net cash provided by/(used in) financing activities	426,674	-	426,674

Net change in cash and equivalents	(3,424)	437,354	(168,184)
Cash and equivalents, beginning of period	10,514	50,964	175,274
Cash and equivalents, end of period	$7,090	$488,318	$7,090

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended December 31,		From Re-Entry to the Development Stage (04/01/12) to
	2012	2011	12/31/12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	-	6,000	6,000
Adjustment to derivative liability due to debt conversion	-	-	5,952
Reduction in common stock payable due to issuance of shares	-	140,000	140,000
Common stock issued for settlement of deferred revenue balance	-	-	120,000
Common stock issued for settlement of debt	-	-	975
Adjustment to derivative liability due to redemption of convertible note	23,847	-	23,847

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There are no cash equivalents at December 31, 2012 or June 30, 2012. At December 31, 2012, we had $40,080 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel.  Moreover, we had a similar arrangement with our bank in Dubai, Emirates Bank NBD, where we have 2,500 UAE ($3,404).  We are prohibited from using these funds until such time as the institution releases us from the obligation to retain these funds at their bank.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2012, we had a derivative liability of $22,371 included as a level 3 liability and none at December 31, 2012. See Note 4 for a discussion of this derivative liability.  The following table shows changes in the fair value of liabilities associated with financial instruments valued on a recurring basis:

	Level 1	Level 2	Level 3

Derivative liability at June 30, 2012	$-	$-	$22,371
Mark to market at September 25, 2012 (loss)	-	-	1,476
Fair value of derivative on date of extinguishment	-	-	23,847
Redemption of convertible note	-	-	(23,847)
Derivative liability at December 31, 2012	$-	$-	$-

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses of $656,606 for the six months ended December 31, 2012, accumulated deficits of 4,813,794 as of December 31, 2012 and negative working capital of $891,127 and $704,404 at December 31, 2012 and June 30, 2012 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At December 31, 2012, we owed $546,960 in salaries and $45,237 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani.  At June 30, 2012, these amounts were $405,488 and $43,290, respectively.

In addition, at December 31, 2012 we owed certain other related parties who work as consultants to the Company $178,000 in salaries and $29,260 in advances to the Company.  These amounts at June 30, 2012 were $133,000 and $3,370, respectively.

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

At April 1, 2012 (the date of re-entry to the development stage), we had 35,054,006 shares issued and outstanding.

During the period ended June 30, 2012, we issued 100,000 shares to two consultants for services.  We valued the shares at their respective closing prices on their grant dates, charging general and administrative expenses with $7,500.

During the period ended December 31, 2012, we issued 177,000 shares for cash at $1.00 per share, raising $177,000 in operating capital

During the three months ended December 31, 2012, we issued 100,000 shares to a consultant for services.  We valued the shares at the grant date fair value and charged general and administrative expense $6,500.

During the period ended December 31, 2012, we entered into a subscription agreement with an accredited investor in Saudi Arabia to sell 500,000 shares for $1 per share.  We received 948,936 UAE Dirhams (US $258,311) as an advance against this subscription.  Since we will issue the shares only when all of the subscription is paid in full, we recorded the cash receipt as a stock payable.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011consulting agreement.  The warrants expired March 1, 2012.  There were no options or warrants issued during the six months ended December 31, 2012.  Options and warrants outstanding at December 31, 2012 is nil.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the year ended June 30, 2012, the 500,000 warrants expired.  We therefore reduced the derivative liability at June 30, 2012 to $22,371, reflecting only the beneficial conversion feature of the $42,500 convertible promissory note.  We used the Lattice model to value this liability whose inputs are discussed in Note 9 to our Annual Report as of June 30, 2012, filed October 15, 2012 and are herein incorporated by reference.

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

ENERGY HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows changes in our derivative liability from April 1, 2012 (the date of re-entry to the development stage) and December 31, 2012.

	4/1/12 to 6/30/12	7/1/12 to 12/31/12

Derivative liability, beginning of period	$22,549	$22,371
Revaluation of liability during the period	(178)	1,476
Extinguishment of liability resulting from note redemption		(23,847)
Derivative liability, end of period	$22,371	$-

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 150, Houston, Texas 77079 and our telephone number is (281) 617-7198.   The Company’s website is www.energhii.com.

Results of Operations

For the Six Months Ended December 31, 2012 and 2011

Net Loss. We had a net loss of $656,606 for the six months ended December 31, 2012, versus a loss of $688,136 for the same period in 2011.  This 5% decrease in loss is primarily a net of two large changes from the previous year:  a decrease in operating expenses of $222,215 (principally decreases in consulting fees) and a change in gains and losses from extinguishment of debt (a change of $201,447).

Operating Expenses.  General and administrative expenses are significantly lower for the six months ended December 31, 2012 versus the same period last year ($636,383 versus $858,598) principally due to lower compensation costs.

Our depreciation expense was identical in the current period as in the previous period ($4,226 for the six months ended December 31, 2012 and 2011) since our assets are depreciated using the straight-line method, causing no change in depreciation.

Other Income and Expense Items.  This item was a net addition to our net loss for the six months ended December 31, 2012 (a net expense of $15,997) versus a net subtraction from our net loss of $174,688 for the six months ended December 31, 2011, owing principally to our recording a gain on extinguishment of debts in the previous year.

For the Three Months Ended December 31, 2012 and 2011

Net Loss. We had a net loss of $351,895 for the three months ended December 31, 2012, versus a loss of $390,077 for the same period in 2011, for a decrease of $38,182, or 11%.  This decrease in loss is primarily a net of two large changes from the previous year:  a decrease in operating expenses of $226,693 (principally decreases in consulting fees) and a change in gains and losses from extinguishment of debt (a change of $194,000).

Operating Expenses.  General and administrative expenses are significantly lower for the three months ended December 31, 2012 versus the same period last year ($346,454 versus $573,147) principally due to lower compensation costs.

Our depreciation expense was identical in the current period as in the previous period ($2,112 for the three months ended December 31, 2012 and 2011) since our assets are depreciated using the straight-line method, causing no change in depreciation.

Other Income and Expense Items.  This item was a net addition to our net loss for the three months ended December 31, 2012 (a net expense of $3,327) versus a net subtraction from our net loss of $185,184 for the three months ended December 31, 2011, owing to our recording a gain a gain on extinguishment of debts in the previous year.

Liquidity and Capital Resources

As of December 31, 2012, we had $50,574 in cash of which $43,484 is restricted from our use by our banks in the United States and the United Arab Emirates as a compensating balance to offset our credit card use which we use for travel to the Middle East.

For the six months ended December 31, 2012, we used $430,098 in operating activities, compared to a use of $561,262 for the same period in the previous year.

For the six months ended December 31, 2012, net cash provided by investing activities was zero versus $998,616 for the same period in the previous year.  In the previous year we have proceeds from the sale of equity in our yet-to-be-formed subsidiary of $998,616 which we did not have in the current year.

For the six months ended December 31, 2012, net cash provided by financing activities was $426,674 versus none for the same period in the pervious year.

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

As of December 31, 2012, we had unrestricted cash of $7,090.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 35,431,006 shares were issued and outstanding as of December 31, 2012.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

During the three months ended December 31, 2012, we issued 100,000 shares to a consultant for services.

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

* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 4, 2013.

ENERGY HOLDING INTERNATIONAL, INC.

March 4, 2013	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

March 4, 2013	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer