Form 10-Q
period 2013-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2013-05-20
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: May 15, 2013 was 36,656,006.

FORM 10-Q/A
Energy Holdings International, Inc.

PART I. FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1. FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	03/31/13 (Unaudited)	06/30/12 (Audited)

ASSETS
Cash and equivalents - unrestricted	$31,336	$10,514
Cash and equivalents - restricted	-	40,068
Prepaid expenses and advances to employees	26,482	22,684
Total current assets	57,818	73,266

Property, Plant and Equipment, net of accumulated depreciation of $26,408 and $20,070 at March 31, 2013 and June 30, 2012, respectively	18,335	24,673
Deposits	8,181	8,181
Total non-current assets	26,516	32,854

TOTAL ASSETS	$84,334	$106,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$115,083	$127,511
Accounts payable - related party	903,120	585,149
Short-term convertible notes payable	-	42,639
Derivative liability	-	22,371
Total current liabilities	1,018,203	777,670

TOTAL LIABILITIES	1,018,203	777,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at March 31, 2013 and June 30, 2012	-	-
Common stock, $0.001 par value; 100 million shares authorized, 36,656,006 and 35,154,006 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	36,656	35,154
Additional paid in capital	3,897,989	3,400,484
Common stock committed	308,311	50,000
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Deficit accumulated during the development stage	(1,087,063)	(67,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(933,870)	(671,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,334	$106,120

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,		From Re-Entry to the Development Stage (04/01/12) to
	2013	2012	2013	2012	3/31/13
REVENUES
Consulting revenues	$-	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	996,334	1,480,255	359,951	621,657	1,058,254
Depreciation	6,338	6,338	2,112	2,112	8,451
Total operating expenses	1,002,672	1,486,593	362,063	623,769	1,066,705
NET LOSS FROM OPERATIONS	(1,002,672)	(1,486,593)	(362,063)	(623,769)	(1,066,705)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(1,476)	-	-	-	(1,298)
Gain (loss) on debt extinguishment	(7,447)	194,000	-	-	(7,447)
Interest expense	(8,060)	(20,226)	(973)	(939)	(11,640)
Interest income	17	27	4	12	27
Total other income/(expense)	(16,966)	173,801	(969)	(927)	(20,358)
Net loss	$(1,019,638)	$(1,312,792)	$(363,032)	$(624,696)	$(1,087,063)

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	35,469,225	33,277,719	35,607,517	34,194,885

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid In	Common Stock	Develop. Stage	Pre-Develop. Stage	Total Stockholders' Equity
	Shares	Par Value	Capital	Payable	Deficit	Deficit	(Deficit)

Balance at April 1, 2012	35,054,006	$35,054	$3,393,084	$50,000	$-	$(4,089,763)	$(611,625)

Shares issued for:
Services	100,000	100	7,400				7,500
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	$35,154	$3,400,484	$50,000	$(67,425)	$(4,089,763)	$(671,550)

Shares issued for:
Cash	677,000	677	426,323				427,000
Services	825,000	825	47,335				48,160
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(1,019,638)		(1,019,638)
Balance at March 31, 2013	36,656,006	$36,656	$3,897,989	$308,311	$(1,087,063)	$(4,089,763)	$(933,870)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		From Re-Entry to the Development Stage (04/01/12) to
	2013	2012	3/31/13

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,019,638)	$(1,312,832)	$(1,087,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,338	6,338	8,451
Amortization of debt discount	-	15,620	-
Change in fair value of derivative	1,476	-	23,847

Gain on debt extinguishment	-	(194,000)
Stock-based compensation	48,160	266,500	(41,340)

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(3,798)	(21,608)	(791)
Accounts payable and accrued liabilities	(18,567)	(78,061)	57,852
Related party payables	317,947	443,764	200,261
Compensating balance restriction	40,068	(27)	40,057

Net cash used in operations	(628,014)	(874,306)	(798,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equity interest in subsidiary	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	29,737	-	29,737
Sales of common stock	427,000	-	427,000
Common stock committed for cash	258,311	-	258,311
Notes payable - payments	(36,500)	-	(36,500)
Sale of equity interest in subsidiary	-	998,616	-
Reclassification of derivative liability to equity	-	-	5,952
Expenses paid by related party	83,158	-	83,158
Related party expense reimbursements	(112,870)	-	(112,870)

Net cash provided by/(used in) financing activities	648,836	998,616	654,788

Net change in cash and equivalents	20,822	124,310	(143,938)
Cash and equivalents, beginning of period	10,514	50,964	175,274
Cash and equivalents, end of period	$31,336	$175,274	$31,336

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended March 31,		From Re-Entry to the Development Stage (04/01/12) to
	2013	2012	3/31/13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	-	6,000	6,000
Common stock issued for outstanding stock commitment	-	140,000	-
Adjustment to derivative liability due to debt conversion	23,847	-	5,952
Reduction in common stock payable due to issuance of shares	-	-	140,000
Common stock issued for settlement of debt and deferred revenue balance	-	-	120,975

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There are no cash equivalents at March 31, 2013 or June 30, 2012. At June 30, 2012, we had $40,068 on deposit with a financial institution as a compensating balance to cover our usage of credit cards for travel. However, during the nine months ended March 31, 2013, these funds were released to us for general use.

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

At June 30, 2012, we had a derivative liability of $22,371 included as a level 3 liability and none at March 31, 2013. See Note 4 for a discussion of this derivative liability. The following table shows changes in the fair value of liabilities associated with financial instruments valued on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability at June 30, 2012	$-	$-	$22,371
Mark to market at September 25, 2012 (loss)	-	-	1,476
Fair value of derivative on date of extinguishment	-	-	23,847
Redemption of convertible note	-	-	(23,847)
Derivative liability at March 31, 2013	$-	$-	$-

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $1,019,638 for the nine months ended March 31, 2013, accumulated deficits of 5,176,826 as of March 31, 2013 and negative working capital of $960,385 and $704,404 at March 31, 2013 and June 30, 2012 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At March 31, 2013, we owed $645,935 in salaries and $17,398 in advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani. At June 30, 2012, these amounts were $405,488 and $43,290, respectively.

In addition, at March 31, 2013 we owed certain other related parties who work as consultants to the Company $210,500 in salaries and $29,287 in advances to the Company. These amounts at June 30, 2012 were $133,000 and $3,370, respectively.

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

During the nine months ended March 31, 2013:

●	We issued 677,000 shares for cash, raising $427,000 in operating capital

●	We issued 825,000 shares to consultant and directors for services. We valued the shares at their grant date fair values and charged general and administrative expense collectively with $48,160.

●
We entered into a subscription agreement with an accredited investor in Saudi Arabia to sell 500,000 shares for $1 per share. We received 948,936 UAE Dirhams (US $258,311) as an advance against this subscription. Since we will issue the shares only when all of the subscription is paid in full, we recorded the cash receipt as a stock payable.

Convertible Securities Outstanding

At September 30, 2011 we had outstanding 500,000 warrants issued in connection with our March 1, 2011consulting agreement. The warrants expired March 1, 2012. There were no options or warrants issued during the nine months ended March 31, 2013. Options and warrants outstanding at March 31, 2013 is nil.

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

●	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

●	The trading volume limits would be based on the greater of the monthly averages for the last 6 months or $50,000 per month and would increase at 1% per month; and

●	The Holders would automatically convert the notes at the greater of 2 times the conversion price or stock price if the registration was effective and the company was not in default.

The following table shows changes in our derivative liability from April 1, 2012 (the date of re-entry to the development stage) and March 31, 2013.

	4/1/12 to 6/30/12	7/1/12 to 3/31/13

Derivative liability, beginning of period	$22,549	$22,371
Revaluation of liability during the period	(178)	1,476
Extinguishment of liability resulting from note redemption		(23,847)
Derivative liability, end of period	$22,371	$-

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

Results of Operations

For the Nine months ended March 31, 2013 and 2012

Net Loss. We had a net loss of $1,019,638 for the nine months ended March 31, 2013, versus a loss of $1,312,792 for the same period in 2012. This 22% decrease (or $293,154) in loss is primarily a net of two large changes from the previous year: a decrease in operating expenses (principally decreases in consulting fees) and a change in gains and losses from extinguishment of debt.

Operating Expenses. General and administrative expenses are significantly lower for the nine months ended March 31, 2013 versus the same period last year ($996,334 versus $1,480,255) principally due to lower compensation costs.

Our depreciation expense was identical in the current period as in the previous period ($6,338 for the nine months ended March 31, 2013 and 2012) since our assets are depreciated using the straight-line method, causing no change in depreciation.

Other Income and Expense Items. This item was a net addition to our net loss for the nine months ended March 31, 2013 (a net expense of $16,966) versus a net subtraction from our net loss of $173,801 for the nine months ended March 31, 2012, owing principally to our recording a gain on extinguishment of debts in the previous year.

For the Three Months Ended March 31, 2013 and 2012

Net Loss. We had a net loss of $363,032 for the three months ended March 31, 2013, versus a loss of $621,657 for the same period in 2012, for a decrease of $261,664, or 42% over the previous year. This decrease in loss is primarily a net of two large changes from the previous year: a decrease in operating expenses (principally decreases in consulting fees) and a change in gains and losses from extinguishment of debt.

Operating Expenses. General and administrative expenses are significantly lower for the three months ended March 31, 2013 versus the same period last year ($359,951 versus $621,657) principally due to lower compensation costs.

Our depreciation expense was identical in the current period as in the previous period ($2,112 for the three months ended March 31, 2013 and 2012) since our assets are depreciated using the straight-line method, causing no change in depreciation.

Other Income and Expense Items. This item was a net addition to our net loss for the three months ended March 31, 2013 and 2012 ($969 and $927, respectively). It is comprised of interest expense and interest income. The two quarters ended March 31, 2013 and 2012 are almost identical because the underlying debts on which interest is calculated have remained relatively stable in those periods.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had $31,336 and $10,514, respectively, of unrestricted cash.

For the nine months ended March 31, 2013, we used $628,014 in operating activities, compared to a use of $874,306 for the same period in the previous year.

We had no cash flows from investing activities during either nine-month period.

For the nine months ended March 31, 2013, net cash provided by financing activities was $648,836 versus $998,616 for the same period in the previous year. In the previous year we have proceeds from the sale of equity in our yet-to-be-formed subsidiary of $998,616 which we did not have in the current year.  In the current year however, our cash inflows from financing activities included $29,737 of related-party cash contributions, $427,000 of sales of common stock, $258,311 of cash received for future issuances of common stock and $83,158 of expenses paid by related parties. We also had outflows from financing activities that include principal payments on notes payable of $36,500 and related-party expense reimbursements of $112,870.

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

As of March 31, 2013, we had cash of $31,336. We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program. We are also currently evaluating potential joint venture partners. We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 36,656,006 shares were issued and outstanding as of March 31, 2013. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 8 to our Financial Statements filed on Form 10-K as of June 30, 2012 for a discussion of unregistered sales of equity securities prior to July 1, 2012, the first day of our current fiscal year.

During the nine months ended March 31, 2013:

●	We issued 677,000 shares for cash, raising $427,000 in operating capital

●	We issued 825,000 shares to consultant and directors for services. We valued the shares at their grant date fair values and charged general and administrative expense collectively with $48,160.

●
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
______________
* Previously filed under cover of Form SB-2 on February 27, 2007.
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

ENERGY HOLDING INTERNATIONAL, INC.

May 15, 2013	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

May 15, 2013	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer