Form 10-K
period 2013-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2013-10-15
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2013

Commission File No. 000-52631

ENERGY HOLDINGS INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	26-4574476
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

12012 Wickchester Lane, Suite 130

Houston, Texas 77079

 (Address of principal executive offices)(zip code)

(281) 752-7314

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $906,360.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  38,956,006 shares as of October 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE - None

1

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

We have had a history of net losses.

We incurred a net consolidated loss of $1,379,517 for the year ended June 30, 2013, and have had accumulated total losses of $5,536,705 through June 30, 2013. Through June of 2013, we have been funding our operations primarily through our consulting contracts with trading partners in the Middle East, and sales of equity interests in our subsidiaries, but have also financed a portion of our operation through the sale of our securities and loans from directors and shareholders.  We expect to continue to incur net losses for the foreseeable future as focus on seeking potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2013, we had unrestricted cash of $1,590.  We will need significant capital expenditures and investments over the next twelve months related to our growth program.  We are also currently evaluating potential joint venture partners.  We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 38,956,006 shares were issued and outstanding as of October 10, 2013.  Our board of directors and/or our executive management has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,338 square feet of office space in Houston, Texas as our corporate headquarters. This agreement went into effect on January 1, 2010 and is for a period of five years. Our rent is $4,091.50 per month.

In addition to our office in Houston, Texas, we lease office and apartment space in Dubai, United Arab Emirates. The office lease began February 19, 2013 and expires February 18, 2014 while the apartment lease began March 8, 2013 and expires March 7, 2014. The apartment lease is in the name of Jalal Alghani, our Chief Financial Officer.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings and, to the best of our knowledge; no such action by or against us is contemplated, threatened or expected.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market Price For Registrant’s Common Equity And Related Stockholder Matters

(a)    Market Information

EHII Common Stock trades on the OTC Markets under the symbol: EGYH.  The following sets forth the range of high and low trades for the periods indicated.

	Low	High
Year Ended June 30, 2013
Q1 - Quarter Ended September 30, 2012	$0.01	$0.07
Q2 - Quarter Ended December 31, 2012	0.05	0.07
Q3 - Quarter Ended March 31, 2013	0.06	0.06
Q4 - Quarter Ended June 30, 2013	0.06	0.10

Year Ended June 30, 2012
Q1 - Quarter Ended September 30, 2011	$0.07	$1.00
Q2 - Quarter Ended December 31, 2011	0.05	1.00
Q3 - Quarter Ended March 31, 2012	0.05	0.10
Q4 - Quarter Ended June 30, 2012	0.03	0.06

Our stock has traded thinly for the periods represented. For example, for the year ended June 30, 2013, our stock has experienced only 17 trading days with 440,900 shares traded on those days.

We currently have no outstanding stock options on our common stock or other equity compensation plans. However, as noted in Note 7 to the financial statements, we granted an investor an option to purchase 10% of our subsidiary which will own and operate the power plant in Bangladesh.

(b)   Our Stockholders

As of June 30, 2013, there were approximately 218 holders of record of EHII common stock.

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

Our corporate headquarters is located at 12012 Wickchester Lane, Suite 130, Houston, Texas 77079, and our telephone number is (281) 752-7314. You can locate us on the web at http://www.energyhii.com.

Results of Operations

Year Ended June 30, 2013 versus 2012

We incurred a net loss $1,379,517 for the year ended June 30, 2013, (or $0.04 per share), versus a net loss of $1,260,614 in the same period in 2012 ($0.04 per share).

Revenues - We had no revenue for the twelve months ended June 30, 2013 and 2012.

General and Administrative Expenses -  We incurred general and administrative expenses of $1,354,100 for the year ended June 30, 2013, compared to $1,513,714 for the same period in 2012, an 11% decrease, owing mostly to our reduction of personnel costs.

Depreciation – depreciation expense was unchanged from the previous year. All of the assets are being depreciated using the straight line method. Therefore, the amount of expense does not change from period to period.

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

Liquidity and Capital Resources

As of June 30, 2013, we had unrestricted cash and cash equivalents totaling $1,590.

Net cash used in operating activities was $787,597 for the twelve months ended June 30, 2013 compared to net cash used of $1,039,066 for the same period in 2012. The difference (and increase of $251,469) is mostly due to changes in operating assets and liabilities.

Cash flows provided by financing activities was $778,673 for the twelve months ended June 30, 2013 compared to $998,616 for the same period in 2012.  Most of our financing in the current year is from common stock or common stock commitments whereas in 2012, we raised $998,616 via a sale of equity in our subsidiary.

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

Off-Balance Sheet Arrangements

We currently have three leases for office space and corporate apartments in Dubai and in Houston. Our office lease in Houston runs until December 31, 2015 and is approximately $4,000 per month. In Dubai, there is a corporate apartment lease under the name of our Chief Financial Officer, Jalal Alghani, which runs until March, 2014 and is approximately $32,000 per year. Our office space in Dubai runs until February 18, 2014, and is approximately $68,000 per year.

The obligations above are operating leases and, as such, are not recorded as liabilities on our balance sheet. See Note 10 for a summary of these payouts over the next four years.

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

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Holdings International, Inc.

12012 Wickchester Lane, Suite 130

Houston, Texas 77079

We have audited the accompanying consolidated balance sheets of Energy Holdings International, Inc. (A Development Stage Enterprise) (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods then ended, and for the period from re-entry to the development stage (April 1, 2012) until June 30, 2013.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 15, 2013

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012

ASSETS
Cash and equivalents - unrestricted	$1,590	$10,514
Cash and equivalents - restricted	—	40,068
Prepaid expenses and advances to employees	34,683	22,684
Total current assets	36,273	73,266

Property, plant and equipment, net	16,221	24,673
Deposits	8,181	8,181
Total non-current assets	24,402	32,854

TOTAL ASSETS	$60,675	$106,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$125,630	$127,511
Accounts payable - related party	1,024,294	585,149
Convertible short-term notes payable	—	42,639
Short-term notes payable	100,000	—
Derivative liability	—	22,371
Total current liabilities	1,249,924	777,670

TOTAL LIABILITIES	1,249,924	777,670

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 50,000,000 shares authorized; none issued and outstanding at June 30, 2013 and 2012	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,656,006 and 35,154,006 shares issued and outstanding at June 30, 2013 and 2012, respectively	36,656	35,154
Additional paid in capital	3,897,989	3,400,484
Common stock committed	412,811	50,000
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Accumulated deficit after re-entry to the development stage	(1,446,942)	(67,425)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,189,249)	(671,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,675	$106,120

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,		From Re-Entry to the Development Stage
	2013	2012	(04/01/12) to 6/30/13
REVENUES
Consulting revenues	$—	$—	$—
TOTAL REVENUES	—	—	—

OPERATING EXPENSES
General and administrative expenses	1,354,100	1,513,714	1,416,020
Depreciation	8,451	8,451	10,564
Total operating expenses	1,362,551	1,522,165	1,426,584

NET LOSS FROM OPERATIONS	(1,362,551)	(1,522,165)	(1,426,584)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(1,476)	91,320	(1,298)
Gain (loss) on debt extinguishment	(7,447)	194,000	(7,447)
Interest expense	(8,060)	(23,806)	(11,640)
Interest income	17	37	27
Total other income/(expense)	(16,966)	261,551	(20,358)
Net loss	$(1,379,517)	$(1,260,614)	$(1,446,942)

Net loss per share - basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding	35,765,107	33,740,949

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Common Stock Payable	Develop. Stage Deficit	Pre-Develop. Stage Deficit	Total Stockholders' Equity (Deficit)

Balance at June 30, 2011	31,612,109	$31,612.00	$1,955,483	$190,000	$—	$(2,896,574)	$(719,479)

Shares issued for:
Services	1,020,000	1,020.00	175,980				177,000
Debt reduction	315,000	315.00	120,660				120,975
Cash	1,000,000	1,000.00	139,000	(140,000)			—
Conversion of convertible note	206,897	206.90	5,793				6,000
Cash and option to purchase equity in subsidiary	1,000,000	1,000.00	997,616				998,616
Reclassification of derivative liability			5,952				5,952

Deficit accumulated prior to re-entry to the development stage						(1,193,189)	(1,193,189)
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	35,154	3,400,484	50,000	(67,425)	(4,089,763)	(671,550)

Shares issued for:
Cash	677,000	677	426,323				427,000
Services	825,000	825	47,335				48,160

Stock committed for services				104,500			104,500
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(1,379,517)		(1,379,517)
Balance at June 30, 2013	36,656,006	$36,656.00	$3,897,989	$412,811	$(1,446,942)	$(4,089,763)	$(1,189,249)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,		From Re-Entry to the Development Stage (04/01/12)
	2013	2012	to 6/30/13

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,379,517)	$(1,260,614)	$(1,446,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,451	8,451	10,564
Amortization discount on note payable	—	15,620	—
Change in fair value of derivative	1,476	(91,320)	23,847
Gain on debt and deferred revenues extinguishment	—	(194,000)	—
Stock-based compensation	152,660	177,000	63,160
			—
Change in operating assets and liabilities:			—
Deposits, prepaid expenses and other current assets	(11,999)	(18,601)	(8,992)
Accounts payable and accrued liabilities	(8,021)	(1,642)	68,398
Deferred revenues	—		—
Related party payables	409,285	326,078	291,599
Compensating balance restriction	40,068	(38)	40,057

Net cash provided by / (used in) operations	(787,597)	(1,039,066)	(958,309)

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended June 30,		From Re-Entry to the Development Stage (04/01/12)
	2013	2012	to 6/30/13

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	29,862	—	29,862
Proceeds from notes payable	100,000	—	100,000
Sales of common stock	427,000	—	427,000
Common stock committed for cash	258,311	—	258,311
Principal payments on convertible notes payable	(36,500)	—	(36,500)
Sale of equity interest in subsidiary	—	998,616	—
Reclassification of derivative liability to equity	—	—	5,952

Net cash provided by/(used in) financing activities	778,673	998,616	784,625

Net change in cash and equivalents	(8,924)	(40,450)	(173,684)
Cash and equivalents, beginning of period	10,514	50,964	175,274
Cash and equivalents, end of period	$1,590	$10,514	$1,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended June 30,		From Re-Entry to the Development Stage (04/01/12)
	2013	2012	to 6/30/13

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	—	6,000	6,000
Common stock issued for outstanding stock commitment	—	140,000	—
Adjustment to derivative liability due to debt conversion	23,847	5,952	29,799
Reduction in common stock payable due to issuance of shares	—		140,000
Common stock issued for settlement of debt and deferred revenue balance	—	120,975	120,975

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There are no cash equivalents at June 30, 2013 or 2012.

At June 30, 2012, we had $40,068 on deposit with our financial institution which was a compensating balance for our credit cards which we used to travel to and from the Middle East. This amount was shown on the balance sheet as “Cash and equivalents – restricted”. This amount was released during the year ended June 30, 2013 and we no longer have such restrictions.

At June 30, 2012, we had the U.S. Dollar equivalent of $514 on deposit at Emirates Bank in Dubai, United Arab Emirates (the “UAE”). At this time, the UAE does not provide deposit coverage equivalent to that provided by the Federal Deposit Insurance Corporation (“FDIC”).

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The weighted average shares outstanding for the year ended June 30, 2013 and 2012 were 35,765,107 and 33,740,949, respectively. The earnings per share on a basic and diluted basis for the year ended June 30, 2013 and 2012 was ($0.04) for both years.

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

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and 2012 on a recurring and non-recurring basis:

Description	Fiscal Year Ended June 30,	Level 1	Level 2	Level 3	Gains (Losses)

Derivatives (recurring)	2013	$—	$—	$—	$—
	2012	—	—	22,371	91,320

At June 30, 2012, the Company had derivative liabilities as a result of a 2011 convertible promissory note that includes embedded derivatives. These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2013 and 2012 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $1,379,517 and $1,260,614, respectively, in 2013 and 2012 and had accumulated deficits of $5,536,705 as of June 30, 2013.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management plans to finance our continuing operations by selling common stock or issuance of debt.

NOTE 3. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2013 and 2012, we accrued and paid the following to our officers:

	Year Ended June 30,
	2013	2012

Net due at beginning of period	$393,000	$211,000
Salary accruals	480,000	480,000
Salary payments	(133,000)	(298,000)
Net due at end of period	$740,000	$393,000

During the year ended June 30, 2012, our Chief Executive Officer, John Adair made advances to the Company $1,630, paid company expenses totaling $1,995 and was reimbursed $12,253. During the year ended June 30, 2013, Mr. Adair made advances to the Company of $3,945, paid expenses on behalf of the Company of $2,874 and was reimbursed $6,819.

During the year ended June 30, 2013, our Chief Financial Officer, Jalal Alghani paid expenses on behalf of the Company of $102,707 and was repaid $141,676.

Our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani are collectively owed $756,794 in salaries, cash contributions made into the Company and expenses paid on behalf of the company as of June 30, 2013.

Other related parties are collectively owed $267,500 in salaries, cash contributions made into the Company and expenses paid on behalf of the company as of June 30, 2013.

On October 17, 2011, we issued 100,000 shares to a board member for services rendered. We valued the shares at the grant date fair value, charging general and administrative expenses with $40,000.

On March 15, 2011, we issued 200,000 common shares to John Adair, our Chief Executive Officer, and 100,000 shares to Jalal Alghani, Our Chief Financial Officer. We valued the shares at the closing price on the grant date ($0.04) and charged general and administrative expenses with $12,000.

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

On January 1, 2013, we entered into an agreement with a former Director to reacquire him as a Director. Under this agreement, the Director was granted 100,000 shares for rejoining, and 25,000 per quarter from April 1, 2013 to March 31, 2014. We valued the shares at the closing price on the grant date, increasing Additional Paid in Capital with the value of 125,000 of these shares (the initial 100,000 and the 25,000 shares that had been issued as of June 30, 2013), or $7,500, increased Common Stock Committed with the value of 75,000 shares which had not been issued (or $4,500), and recorded an expense for the entire 200,000 shares ($12,000).

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2013 and 2012, our property, plant and equipment consisted of the following:

	June 30,
	2013	2012

Furniture and fixtures	$37,150	$37,150
Office equipment	7,593	7,593
Property, plant and equipment at cost	44,743	44,743
Less: accumulated depreciation	(28,522)	(20,070)
Property, plant and equipment (net)	$16,221	$24,673

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. Deferred tax assets and valuation allowances for the years ended June 30, 2013 and 2012 are summarized in the following table:

	June 30,
	2013	2012

Deferred tax asset (NOL at estimated 35% marginal rate)	$1,521,572	$1,092,689
Less: reserve	(1,521,572)	(1,092,689)
Net deferred tax asset	—	—

Components of income tax expense are as follows:

Current federal tax
Current state tax
Change in NOL benefit	428,883	341,833
Change in NOL valuation allowance	(428,883)	(341,833)
Income tax expense	—	—

We adopted ASC 740 – Income Taxes for accounting for uncertainty in income taxes, including unrecognized tax benefits as of June 30, 2013. The adoption had no effect on our financial position or results of operations. We did not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2013 or 2012. The net operating losses begin to expire in 2024.

NOTE 6. NOTES PAYABLE

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

On September 25, 2012, we paid this note in its entirety, extinguishing all principal, interest and derivative liabilities associated with this instrument. The derivative liability in the amount of $23,847 was recorded as additional paid in capital (see Note 8 for a discussion of the derivative liability).

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest and has the following repayments terms: $25,000 due on September 1, 2013; $25,000 due on December 1, 2013; $25,000 due on April 1, 2014 and $25,000 on July 1, 2014. As of the filing of this report, the September 1, 2013 payment has not yet been made. We calculated an imputed amount of interest due on this note and deemed it to be immaterial.

NOTE 7.  STOCKHOLDERS' EQUITY

Common stock

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

We issued 500,000 shares to a consultant in Saudi Arabia. 300,000 of these shares were to extinguish advances to the Company occurring during 2010 and 2011 totaling $299,975. These 300,000 shares were in exchange for the extinguishment of that obligation. 200,000 shares were in exchange for services related to our Bangladesh project. We valued the 500,000 shares at the closing price on the grant date which resulted in an increase in Additional Paid in Capital of $200,000. We charged General and Administrative Expenses with $80,000 of consulting costs, reduced the $299,975 debt to zero, and recognized a gain on extinguishment of debt of $179,975.

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

Stock transactions during the year ended June 30, 2013

At the beginning of the fiscal year, July 1, 2012, we had 35,154,006 shares issued and outstanding. During the fiscal year ended June 30, 2013, we had the following stock transactions:

•	We issued 677,000 shares for cash, raising $427,000 in operating capital

•	We issued 825,000 shares to consultant and directors for services. We valued the shares at their grant date fair values and charged general and administrative expense collectively with $48,160.

•	We entered into a subscription agreement with an accredited investor in Saudi Arabia to sell 500,000 shares for $1 per share. We received 948,936 UAE Dirhams (US $258,311) as an advance against this subscription. Since we will issue the shares only when all of the subscription is paid in full, we recorded the cash receipt as a stock payable.

Preferred stock

At June 30, 2013 and 2012, the Company had 25 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

Common Stock Payable

On November 22, 2012 we received a payment in the amount of $258,311 from an investor in Saudi Arabia pursuant to a subscription agreement for the sale of 500,000 shares at $1. As of June 30, 2013, we had not yet issued any shares to this investor. The entire amount of $258,311 is included in Common Stock Committed.

On January 1, 2013, we granted 100,000 shares to a Director for serving on the Board of Directors from April 1, 2013 to March 31, 2014. In addition, we granted this Director an additional 25,000 shares per quarter. We valued all 200,000 shares at the fair value on the grant date (January 1, 2013) and charged General and Administrative Expense $12,000, increased Additional Paid in Capital for those shares issued during the fiscal year (100,000 plus the first 25,000 stock payment, or $7,500), and increasing Common Stock Committed for those shares that had not (75,000 shares, or $4,500).

On May 1, 2013, we granted 1 million shares to a consultant in the Middle East to serve on our Advisory Board. We valued the shares at the fair value on the grant date, charging General and Administrative Expense with $100,000 and increasing Additional Paid in Capital with the same amount.

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

As of the date of this report, we have not yet closed the project on the Bangladesh power plant.

NOTE 8. DERIVATIVE LIABILITY

The following assumptions were used in valuing the derivative liability using the Monte Carlo Simulation model associated with the Convertible Promissory Note of April 7, 2011 and June 30, 2011:

•	Volatility ranged from 151% to 161%;
•	The risk free rate ranged from 0.12% to 0.10%; and
•	The conversion date is estimated as the maturity date.

The following assumptions were used in valuing the derivative liability using the Lattice model associated with the Convertible Promissory Note at June 30, 2012:

•	The stock price would fluctuate with the Company projected volatility;
•	The projected volatility curve for each valuation period was based on the average of 16 comparable Oil/Gas/Energy companies for historical volatility. Volatilities used in the 2012 valuations ranged from 194% to 454%. An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5% prior to maturity and following maturity increased to 50% growing by 5% per month to 75% with a 6 month extension.
•	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;
•	The trading volume limits would be based on the greater of the monthly averages for the last 6 months or $50,000 per month and would increase at 1% per month; and
•	The Holders would automatically convert the notes at the greater of 2 times the conversion price or stock price if the registration was effective and the company was not in default.

The following assumptions were used in valuing the derivative liability using the Black Scholes model associated with the Tainted Warrants of April 7, 2011, June 30, 2011and 2012:

•	Volatility ranged from 464% to 565%;
•	Exercise price was $0.50;
•	Initial term of the warrants was 1 year; and
•	Discount rate ranged from 0.02% to 0.27%.

Based on the above assumptions, the derivative liability at June 30, 2012 is $22,371. The warrants expired during the period and have a value of $0 at June 30, 2012. On September 25, 2012, the underlying convertible note was paid in full, extinguishing both the note balance and all derivative liabilities.

At September 25, 2012 (the date the convertible promissory note was paid, extinguishing the liabilities), the fair value of the derivative was $23,847 using the following assumptions:

The following assumptions were used in valuing the derivative liability at September 25, 2012 (the date the convertible note was extinguished), using the Lattice model:

•	Volatility ranged from 217% to 465%;
•	The risk free rate ranged from 0.12% to 0.10%; and
•	The conversion date is estimated as the maturity date.

The following shows the changes in the level three derivative liability measured on a recurring basis for the years ended June 30, 2013, 2012 and 2011:

Balance at inception, April 7, 2011	$366,365
Derivative gain	(246,722)
Balance at June 30, 2011	119,643
Adjustment of derivative liability due to conversion	(5,952)
Derivative gain	(91,320)
Balance at June 30, 2012	22,371
Adjustment of derivative to point of extinguishment	1,476
Derivative gain (credit to Additional Paid in Capital)	(23,847)
Balance at June 30, 2013	—

NOTE 9. COMMITMENTS AND CONTINGENCIES

Payouts on our existing office and apartment leases in Dubai and Houston over the next four years are as follows:

Period	Amount
Six months ended December 31, 2013	$57,882
Year ended December 31, 2014	49,098
Year ended December 31, 2015	—
Year ended December 31, 2016	—
Year ended December 31, 2017	—

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to June 30, 2013, we issued 2,300,000 common shares. 300,000 of these shares were for cash, and 2,000,000 shares were for services. Of the 2,000,000 shares issued for services, 1,250,000 shares were recorded in periods prior to June 30, 2013 and were included in “Common Stock Committed”.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2013 due to lack of employees to segregate duties related to preparing the financial reports. Management is attempting to correct this weakness by raising additional funds to hire additional employees. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience	Year First Appointed/ Elected Director

John Adair	71

•     Chair, Chief Executive Officer (December 29, 2008 – present)

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

			2008

Jalal Alghani	53	• Chief Financial Officer (September 1, 2009 – Present) • Director since September 1, 2009 • Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present). • From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008). • Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).	2009

Fahad Bu-Nuhayah	46	• Director since March 2009 • Owner: Saudi CAD for Engineering Services (1990 to present) • Co-Owner: al Mutlaq Consulting Engineers (1991 to present) • Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004	2009

Khalid Al-Sunaid	39	• Director since September 2009 • Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).	2009

His Royal Highness Prince Abdullah Bin Bandar Abdulaziz Al-Saud	26	• Director since October 2009 • Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)	2009

His Highness Prince Bader Bin Abdullah Bin Mohamed Al Saud	26	• Director since September 2009 • Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)	2009

Randolph C. Aldridge	• Director since July, 2010. Reinstated in 2013. • Chairman – Koch Pipelines LP 1998 – 2002 • President – Koch Oil Co. US and Koch International 1995 to 1998 • Director and audit committee member: Terasen, Inc., a publicly traded Vancouver Canada based pipeline and utility business 2005 • Director and audit committee member: Abraxas General Partner, LLC 2007-2009	2010

Mohammad Nasser	• Director since July, 2012. • Head of High Mark Group in the United Arab Emirates. • Research and development, defense contracting, law enforcement, safety and security.	2012

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended June 30, 2013.

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

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2012 and 2011, to our corporate officers.

SUMMARY COMPENSATION TABLE
	Year Ended June 30,	Base Compensation	Stock Awards	Total Compensation

John Adair	2012	$240,000	$—	$240,000
Chairman and CEO	2011	240,000	—	240,000

Jalal Alghani	2012	$240,000	$—	$240,000
Chief Financial Officer	2011	240,000	—	240,000

The above compensation amounts include amounts paid and accrued. However, not all compensation amounts have been paid at June 30, 2013 or 2012. On those dates, Messrs. Adair and Alghani are collectively owed $740,000 and $393,000 in unpaid salaries, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at June 30, 2013.

Employment Contracts

On January 1, 2011, the Company entered into consulting agreements with our Chief Executive Officer, and with Jalal Alghani, Our Chief Financial Officer, to formalize the Company’s arrangement. The term of the contract is four years unless terminated by either party. Compensation for both Messrs. Adair and Alghani are set at $20,000 per month and can be paid either in cash or restricted stock at the option of Messrs. Adair and Alghani.

Director Compensation

We currently have no formal plan for compensating our directors for their services in their capacity as directors. However, we compensated a director for services for the year ended June 30, 2012 by issuing 100,000 shares. We valued the shares at the grant date fair value and recorded $40,000 of administrative costs.

For the year ended June 30, 2013, we compensated the same director by granting 200,000 shares. We valued the shares at the grant date fair value and recorded $12,000 of administrative costs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At October 15, 2013 we had 38,956,006 shares of our common stock issued and outstanding, of which 20,077,000 we owned by beneficial owners. The following table sets forth information regarding the beneficial ownership of our common stock as of October 15, 2013, by:

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

Name	Position	Shares Beneficially Owned	Percent of Class
John Adair	Chairman, CEO	3,900,000	10.0%
Jalal Al Ghani[1]	CFO, Vice Chairman	5,600,000	14.4%
Khalid Al Sunaid[2]	Director	3,900,000	10.0%
Fahad Bu-Nuhayah[3]	Director	3,177,000	8.2%
HH Prince Bader Al Saud	Director	1,500,000	3.9%
HRH Prince Abdullah Bin A. Al Saud	Director	2,000,000	5.1%
All officers and directors as a group		20,077,000	51.5%

(1)	Mr. Alghani’s shareholdings include (a) 3.2 million shares held individually; and (b) 1.0 million shares held each by (A) MENA Investment Trust and (B) GCC Trust. Mr. Alghani is the principal of these two trusts. It also includes 300,000 shares held by his wife.
(2)	Mr. Sunaid’s address is P.O. Box 17605, Riyadh, Kingdom of Saudi Arabia 114934.

(3)	Mr. Bu-Nuhayah’s address is P.O. Box 86602, Riyadh, Kingdom of Saudi Arabia 11632

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2013 and 2012 were $24,650 and $19,000, respectively.

43

	2012	2012

Audit Related Fees	$24,650	$19,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Out-of-Pocket Expenses	$—	$—
Total	$24,650	$19,000

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

M&K CPAS, PLLC, as of June 30, 2013 and the year then ended.

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

/s/ John Adair
John Adair, Principal Executive Officer	October 15, 2013

/s/ Jalal Alghani
Jalal Alghani, Principal Financial Officer	October 15, 2013

45