Form 10-Q
period 2013-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2013-11-12
CIK 1271046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 11, 2013 was 38,956,006.

FORM 10-Q
Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	09/30/13	06/30/13
	(Unaudited)
ASSETS
Cash and equivalents	$79,013	$1,590
Prepaid expenses	20,279	34,683
Total current assets	99,292	36,273

Property, plant and equipment, net	14,109	16,221
Deposits	8,181	8,181
Total non-current assets	22,290	24,402
TOTAL ASSETS	$121,582	$60,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$110,090	$125,630
Accounts payable - related party	1,108,579	1,024,294
Short-term notes payable	100,000	100,000
Total current liabilities	1,318,669	1,249,924

TOTAL LIABILITIES	1,318,669	1,249,924

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 50,000,000 shares authorized; none issued and outstanding at September 30, 2013 and June 30, 2013.	—	—
Common stock, $0.001 par value; 100 million shares authorized, 38,956,006 and 36,656,006 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	38,956	36,656
Additional paid in capital	4,923,440	3,897,989
Common stock committed	54,500	412,811
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Accumulated deficit during development stage	(2,124,220)	(1,446,942)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,197,087)	(1,189,249)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$121,582	$60,675

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Re-Entry
			to the
			Development
	Three Months Ended September 30,		Stage (04/01/12)
	2013	2012	to 9/30/13
REVENUES
Consulting revenues	$—	$—	$—
TOTAL REVENUES	—	—	—

OPERATING EXPENSES
General and administrative expenses	673,226	289,929	2,089,246
Depreciation	2,112	2,112	12,676
Total operating expenses	675,338	292,041	2,101,922

NET LOSS FROM OPERATIONS	(675,338)	(292,041)	(2,101,922)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	—	(1,476)	(1,298)
Gain (loss) on debt extinguishment	—	(7,447)	(7,447)
Interest expense	(1,940)	(3,750)	(13,580)
Interest income	—	3	27
Total other income/(expense)	(1,940)	(12,670)	(22,298)
Net loss	$(677,278)	$(304,711)	$(2,124,220)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of shares outstanding	37,991,332	35,214,126

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

						Pre-	Total
			Additional	Common	Develop.	Develop.	Stockholders'
	Common Stock		Paid In	Stock	Stage	Stage	Equity
	Shares	Par Value	Capital	Payable	Deficit	Deficit	(Deficit)
Balance at June 30, 2011	31,612,109	$31,612.00	$1,955,483	$190,000	$—	$(2,896,574)	$(719,479)

Shares issued for:
Services	1,020,000	1,020.00	175,980				177,000
Debt reduction	315,000	315.00	120,660				120,975
Cash	1,000,000	1,000.00	139,000	(140,000)			—
Conversion of convertible note	206,897	206.90	5,793				6,000
Cash and option to purchase equity in subsidiary	1,000,000	1,000.00	997,616				998,616
Reclassification of derivative liability			5,952				5,952
Deficit accumulated prior to re-entry to the development stage						(1,193,189)	(1,193,189)
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	35,154	3,400,484	50,000	(67,425)	(4,089,763)	(671,550)

Shares issued for:
Cash	677,000	677	426,323				427,000
Services	825,000	825	47,335				48,160

Stock committed for services				104,500			104,500
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(1,379,517)		(1,379,517)
Balance at June 30, 2013	36,656,006	36,656	3,897,989	412,811	(1,446,942)	(4,089,763)	(1,189,249)

Shares issued for:
Cash	300,000	300	299,700				300,000
Services	750,000	750	366,750				367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)			—
Imputed interest			1,940				1,940
Net loss					(677,278)		(677,278)
Balance at September 30, 2013	38,956,006	$38,956	$4,923,440	$54,500	$(2,124,220)	$(4,089,763)	$(1,197,087)
The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Re-Entry
			to the
			Development
			Stage (04/01/12)
	Three Months Ended September 30,		to 9/30/13
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(677,278)	$(304,711)	$(2,124,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,112	2,112	12,676
Change in fair value of derivative	—	1,476	29,799
Stock-based compensation	367,500	—	430,660
Imputed interest	1,940	—	1,940

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	14,404	16,780	5,412
Accounts payable and accrued liabilities	(15,540)	11,035	52,858
Related party payables	83,150	113,297	374,749
Compensating balance restriction	—	(2)	40,057

Net cash used in operations	(223,712)	(160,013)	(1,176,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	1,135	27,437	30,997
Proceeds from notes payable	—	—	100,000
Sales of common stock	300,000	177,000	727,000
Common stock committed for cash	—	—	258,311
Notes payable – payments	—	(36,500)	—
Principal payments on convertible notes payable	—	—	(36,500)

Net cash provided by financing activities	301,135	167,937	1,079,808

Net change in cash and equivalents	77,423	7,924	(96,261)
Cash and equivalents, beginning of period	1,590	10,514	175,274
Cash and equivalents, end of period	$79,013	$18,438	$79,013

ENERGY HOLDINGS INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			From Re-Entry
			to the
			Development
			Stage
			(04/01/12) to
	Three Months Ended September 30,		9/30/13
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	—	—	6,000
Adjustment to derivative liability due to redemption of convertible note	—	23,847	29,799
Reduction in common stock payable due to issuance of shares	358,311	—	498,311
Common stock issued for settlement of debt and deferred revenue balance	—	—	120,975

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

The Company has consolidated the accounts of EHII MENA, a firm in Dubai, United Arab Emirates, which is its wholly-owned subsidiary, into its financial statements.

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2013, filed on October 15, 2013 and are herein incorporated by reference.

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30, 2013 or June 30, 2013.  We had cash balances at September 30, 2013 and June 30, 2013 of $79,013 and $1,590, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over each item's estimated useful life, which is three years for vehicles, computers and other items.  Our fixed assets consist generally of office furniture, which is being depreciated over its useful life, generally five years, and equipment, which is being depreciated over their useful lived, which is generally seven years.

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

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1. Observable inputs such as quoted market prices in active markets.
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	09/30/13	06/30/13

Level 1	$—	$—
Level 2	—	—
Level 3	—	—

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, we had losses of $2,124,220 since re-entering the development stage on April 1, 2012,  accumulated total deficits of $6,213,983 as of September 30, 2013 and negative working capital of $1,219,377 and $1,213,651 at September 30, 2013 and June 30, 2013 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At September 30, 2013, we owed $822,079 in salaries and advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani.  At June 30, 2013, this amount was $756,794.

In addition, at September 30, 2013 we owed certain other related parties who work as consultants to the Company $286,500 in salaries and advances to the Company.  This amount at June 30, 2013 was $267,500.

NOTE 4.  COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

Common stock transactions prior to July 1, 2013 are disclosed in our Report on Form 10-K as of June 30, 2013, filed on October 15, 2013, and are herein incorporated by reference.

We had the following common stock transactions for the three months ended September 30, 2013:

•	We issued 300,000 common shares for $300,000 in cash.
•	On July 25, 2013, we issued 50,000 shares to a consultant. We valued the shares at the closing price on the grant date ($0.49), and charged general and administrative expense with $24,500.
•
Also on July 25, 2013, we issued 700,000 shares to a consultant to serve as an advisor to our board of directors.  We valued the shares at the closing price on the grant date ($0.49), and charged general and administrative expense with $343,000.

•
On August 19, 2013, we issued one million shares to a consultant in the Middle East to serve on our advisory board.  These shares were granted on May 1, 2013 and were included in Common Stock Committed as of June 30, 2013.  The issuance of these shares reduced the common stock committed balance by $100,000.

•
Also on August 19, 2013, we issued 250,000 shares to an investor pursuant to his subscription agreements for 500,000 shares.  Prior to July 1, 2013, we had received 258,311 in advances pursuant to his subscription agreement.  The issuance of these shares reduced the Common Stock Committed item on our Balance Sheet by $258,311.

Preferred Stock

At September 30, 2013, the Company had 50 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

In addition, we conveyed an option to purchase 10% of the operating subsidiary to an investor as part of our agreement to raise $1 million in operating capital. The 10% equity is contingent upon financial close of the project.

As of the date of this report, we have not yet closed the project on the Bangladesh power plant.

NOTE 5.  NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest and has the following repayments terms: $25,000 due on September 1, 2013; $25,000 due on December 1, 2013; $25,000 due on April 1, 2014 and $25,000 on July 1, 2014. As of the filing of this report, the September 1, 2013 payment has not yet been made. For the three months ended September 30, 2013, we imputed $1,940 of imputed interest, increasing Additional Paid in Capital and Interest Expense by that amount.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Results of Operations

For the Three Months Ended September 30, 2013 and 2012

Net Loss. We had a net loss of $677,278 for the three months ended September 30, 2013, versus a loss of $304,711 for the same period in 2012.  This increase is primarily stock-based compensation of $367,500 recorded in the first quarter of the current year, versus none for the same period in 2012.

Operating Expenses.  General and administrative expenses are significantly higher for the three months ended September 30, 2013 versus the same period last year ($673,226 versus $289,959) principally due to $367,500 in stock-based compensation recorded in the first quarter of the current year versus none during the same period in 2012.

Our depreciation expense was identical in the current period as in the previous year ($2,112) since our assets are depreciated using the straight-line method.

Other Income and Expense Items.  This item was a net subtraction to our net loss for the three months ended September 30, 2013 and 2012 ($1,940 and $12,670, respectively).  This amount is significantly higher during the three months ended September 30, 2012 than it was for the same period in the current year because the previous year saw a change in fair value our derivative liability that we had last year, a loss on extinguishment of debt and higher interest expense.

Liquidity and Capital Resources

As of September 30, 2013 and June 30, 2013, we had $79,013 and $1,590, respectively, in cash.

For the three months ended September 30, 2013, we used $223,712 in operating activities, compared to a use of $160,013 for the same period in the previous year.  The increase in cash used is principally due to our paying of unrelated party accounts payable.

We had no cash flows from investing activities during either three-month period.

For the three months ended September 30, 2013, net cash provided by financing activities was $301,135 versus $167,937 for the same period in the previous year.  The increase is principally due to higher levels of sales of our common stock.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this filing and Note 1 to the financial statements filed on Form 10-K as of June 30, 2013, filed on October 15, 2013.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

As of September 30, 2013, we had cash of $79,013.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 38,956,006 shares were issued and outstanding as of September 30, 2013.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 7 to our Financial Statements filed on Form 10-K as of June 30, 2013 (filed October 15, 2013) for a discussion of unregistered sales of equity securities prior to July 1, 2013, the first day of our current fiscal year.

During the three months ended September 30, 2013:

•	We issued 300,000 common shares for $300,000 in cash.
•	On July 25, 2013, we issued 50,000 shares to a consultant.
•	Also on July 25, 2013, we issued 700,000 shares to a consultant to serve as an advisor to our board of directors.
•	On August 19, 2013, we issued one million shares to a consultant in the Middle East to serve on our advisory board.
•	Also on August 19, 2013, we issued 250,000 shares to an investor pursuant to his subscription agreements for 500,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

ENERGY HOLDING INTERNATIONAL, INC.

November 11, 2013	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

November 11, 2013	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer