Form 10-Q
period 2013-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2014-02-19
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2013

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

(281) 617-7198

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date: February 15, 2014 was 39,056,006.

FORM 10-Q

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	12/31/13 (Unaudited)	06/30/13

ASSETS
Cash and equivalents	$6,340	$1,590
Prepaid expenses	28,558	34,683
Total current assets	34,898	36,273

Property, plant and equipment, net	11,996	16,221
Deposits	8,181	8,181
Total non-current assets	20,177	24,402
TOTAL ASSETS	$55,075	$60,675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$80,901	$125,630
Accounts payable - related party	1,218,682	1,024,294
Short-term notes payable	140,000	100,000
Total current liabilities	1,439,583	1,249,924

TOTAL LIABILITIES	1,439,583	1,249,924

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 50,000,000 shares authorized; none issued and outstanding at December 31, 2013 and June 30, 2013.	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,056,006 and 36,656,006 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	39,056	36,656
Additional paid in capital	5,024,840	3,897,989
Common stock committed	54,500	412,811
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Accumulated deficit during development stage	(2,413,141)	(1,446,942)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,384,508)	(1,189,249)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,075	$60,675

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

							From Re-Entry to the Development
	Six Months Ended December 31,		Three Months Ended December 31,				Stage (04/01/12)
	2013	2012	2013		2012		to 12/31/13
REVENUES
Consulting revenues	$—	$—	$		$		$—
TOTAL REVENUES	—	—		—		—	—

OPERATING EXPENSES
General and administrative expenses	957,933	636,383		284,707		346,454	2,373,953
Depreciation	4,226	4,226		2,114		2,114	14,790
Total operating expenses	962,159	640,609		286,821		348,568	2,388,743

NET LOSS FROM OPERATIONS	(962,159)	(640,609)		(286,821)		(348,568)	(2,388,743)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	—	(1,476)		—		—	(1,298)
Gain (loss) on debt extinguishment	—	(7,447)		—		—	(7,447)
Interest expense	(4,040)	(7,087)		(2,100)		(3,337)	(15,680)
Interest income	—	13		—		10	27
Total other income/(expense)	(4,040)	(15,997)		(2,100)		(3,327)	(24,398)
Net loss	$(966,199)	$(656,606)		$(288,921)		$(351,895)	$(2,413,141)

Net loss per share - basic and diluted	$(0.03)	$(0.02)		$(0.01)		$(0.01)
Weighted average number of shares outstanding	38,488,343	35,313,327		38,985,354		35,412,528

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Common	Develop.	Pre- Develop.	Total Stockholders’
	Shares	Par Value	Paid In Capital	Stock Payable	Stage Deficit	Stage Deficit	Equity (Deficit)
Balance at June 30, 2011	31,612,109	$31,612.00	$1,955,483	$190,000	$—	$(2,896,574)	$(719,479)

Shares issued for:
Services	1,020,000	1,020.00	175,980				177,000
Debt reduction	315,000	315.00	120,660				120,975
Cash	1,000,000	1,000.00	139,000	(140,000)			—
Conversion of convertible note	206,897	206.90	5,793				6,000
Cash and option to purchase equity in subsidiary	1,000,000	1,000.00	997,616				998,616
Reclassification of derivative liability			5,952				5,952
Deficit accumulated prior to re-entry to the development stage						(1,193,189)	(1,193,189)
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	35,154	3,400,484	50,000	(67,425)	(4,089,763)	(671,550)

Shares issued for:
Cash	677,000	677	426,323				427,000
Services	825,000	825	47,335				48,160
Stock committed for services				104,500			104,500
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(1,379,517)		(1,379,517)
Balance at June 30, 2013	36,656,006	36,656	3,897,989	412,811	(1,446,942)	(4,089,763)	(1,189,249)

Shares issued for:
Cash	400,000	400	399,600				400,000
Services	750,000	750	366,750				367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)			—
Imputed interest			3,440				3,440
Net loss					(966,199)		(966,199)
Balance at December 31, 2013	39,056,006	$39,056	$5,024,840	$54,500	$(2,413,141)	$(4,089,763)	$(1,384,508)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,		From Re-Entry to the Development Stage (04/01/12)
	2013	2012	to 12/31/13

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(966,199)	$(656,606)	$(2,413,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,226	4,226	14,790
Change in fair value of derivative	—	1,476	23,847
Stock-based compensation	367,500	6,500	430,660
Imputed interest	3,440	—	3,440

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	6,125	18,844	(2,867)
Accounts payable and accrued liabilities	(4,730)	12,406	63,668
Related party payables	193,252	186,898	484,851
Compensating balance restriction	—	(3,416)	40,057

Net cash used in operations	(396,386)	(429,672)	(1,354,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	1,136	27,437	30,998
Proceeds from notes payable	—		100,000
Sales of common stock	400,000	177,000	827,000
Common stock committed for cash	—	258,311	258,311
Principal payments on convertible notes payable	—	(36,500)	(36,500)
Reclassification of derivative liability to equity	—	—	5,952

Net cash provided by financing activities	401,136	426,248	1,185,761

Net change in cash and equivalents	4,750	(3,424)	(168,934)
Cash and equivalents, beginning of period	1,590	10,514	175,274
Cash and equivalents, end of period	$6,340	$7,090	$6,340

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six Months Ended December 31,		From Re-Entry to the Development Stage (04/01/12)
	2013	2012	to 12/31/13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	—	—	6,000
Adjustment to derivative liability due to redemption of convertible note	—	23,847	29,799
Reduction in common stock payable due to issuance of shares	358,311	—	498,311
Common stock issued for settlement of debt and deferred revenue balance	—	—	120,975
Exchange of trade payable for promissory note	40,000	—	40,000

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at December 31, 2013 or June 30, 2013. We had cash balances at December 31, 2013 and June 30, 2013 of $6,340 and $1,590, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over each item’s estimated useful life, which is three years for vehicles, computers and other items. Our fixed assets consist generally of office furniture, which is being depreciated over its useful life, generally five years, and equipment, which is being depreciated over their useful lived, which is generally seven years.

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

Net Income (Loss) per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	12/31/13	06/30/13

Level 1	$—	$—
Level 2	—	—
Level 3	—	—

Recent Accounting Pronouncements

Effective in this filing, the Company adopted changes issued by the FASB related to the authoritative hierarchy of Generally Accepted Accounting Principles (GAAP) and the establishment of the FASB Accounting Standards Codification.  The codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  These changes and the codification itself do not change GAAP, and other than the manner in which accounting guidance is referenced in our filing, the adoption of this standard had no impact on our financial statements.

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $2,413,141 since re-entering the development stage on April 1, 2012, accumulated total deficits of $6,502,904 as of December 31, 2013 and negative working capital of $1,404,685 and $1,213,651 at December 31, 2013 and June 30, 2013 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At December 31, 2013, we owed $896,182 in salaries and advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani. At June 30, 2013, this amount was $756,794.

In addition, at December 31, 2013 we owed certain other related parties who work as consultants to the Company $322,500 in salaries and advances to the Company. This amount at June 30, 2013 was $267,500.

NOTE 4. COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

Common stock transactions prior to July 1, 2013 are disclosed in our Report on Form 10-K as of June 30, 2013, filed on October 15, 2013, and are herein incorporated by reference.

We had the following common stock transactions for the six months ended December 31, 2013:

•	We issued 400,000 common shares for $400,000 in cash.
•	On July 25, 2013, we issued 50,000 shares to a consultant. We valued the shares at the closing price on the grant date ($0.49), and charged general and administrative expense with $24,500.
•	Also on July 25, 2013, we issued 700,000 shares to a consultant to serve as an advisor to our board of directors. We valued the shares at the closing price on the grant date ($0.49), and charged general and administrative expense with $343,000.
•	On August 19, 2013, we issued one million shares to a consultant in the Middle East to serve on our advisory board. These shares were granted on May 1, 2013 and were included in Common Stock Committed as of June 30, 2013. The issuance of these shares reduced the common stock committed balance by $100,000.
•	Also on August 19, 2013, we issued 250,000 shares to an investor pursuant to his subscription agreements for 500,000 shares. Prior to July 1, 2013, we had received 258,311 in advances pursuant to his subscription agreement. The issuance of these shares reduced the Common Stock Committed item on our Balance Sheet by $258,311.

Preferred Stock

At December 31, 2013, the Company had 50 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

NOTE 5. NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest and has the following repayments terms: $25,000 due on September 1, 2013; $25,000 due on December 1, 2013; $25,000 due on April 1, 2014 and $25,000 on July 1, 2014. As of the filing of this report, none of the scheduled payments have been made. For the six months ended December 31, 2013, we imputed $3,440 of imputed interest, increasing Additional Paid in Capital and Interest Expense by that amount.

On October 1, 2013, we entered into an agreement with a consultant to remove $40,000 in trade accounts payable and codify the debt as a promissory note. The note is callable at any time and bears interest at 18% with interest beginning to accrue on December 1, 2013 until the note is fully paid. As of December 31, 2013, we have accrued $600 in interest on this debt.

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

Results of Operations

For the Six Months Ended December 31, 2013 and 2012

Net Loss. We had a net loss of $966,199 for the six months ended December 31, 2013, versus a loss of $656,606 for the same period in 2012. This increase is primarily stock-based compensation of $367,500 in the current year versus only $6,500 for the same period in 2012.

Operating Expenses. General and administrative expenses are significantly higher for the six months ended December 31, 2013 versus the same period last year ($957,933 versus $636,383) principally due to $367,500 in stock-based compensation versus only $6,500 during the same period in 2012. If the stock-based compensation were removed, general and administrative expenses would be down by almost $50,000, mostly due to decreased travel and consultant costs.

Our depreciation expense was identical in the current period as in the previous year ($4,226) since our assets are depreciated using the straight-line method which doesn’t change until assets are fully depreciated.

Other Income and Expense Items. This item was a net subtraction to our net loss for the six months ended December 31, 2013 and 2012 ($4,040 and $15,997, respectively). This amount is significantly higher during the six months ended December 31, 2012 than it was for the same period in the current year because the previous year saw a change in fair value our derivative liability that we had last year, a loss on extinguishment of debt and higher interest expense.

For the Three Months Ended December 31, 2013 and 2012

Net Loss. We had a net loss of $288,921 for the three months ended December 31, 2013, versus a loss of $351,895 for the same period in 2012. The decrease in the net loss is primarily due to decreases in general and administrative expenses.

Operating Expenses. General and administrative expenses are significantly lower for the three months ended December 31, 2013 versus the same period last year ($284,707 versus $346,454) principally due to reductions in staff and travel activities.

Our depreciation expense was identical in the current period as in the previous year ($2,114) since our assets are depreciated using the straight-line method which doesn’t change until assets are fully depreciated.

Other Income and Expense Items. This item was a net subtraction to our net loss for the three months ended December 31, 2013 and 2012 ($2,100 and $3,327, respectively). The difference between the current and previous year was almost entirely attributable to interest expense which was lower due our having lower-cost debt facilities in the current year versus the previous.

Liquidity and Capital Resources

As of December 31, 2013 and June 30, 2013, we had $6,340 and $1,590, respectively, in cash.

For the six months ended December 31, 2013, we used $396,386 in operating activities, compared to a use of $429,672 for the same period in the previous year. The decrease in cash used is principally due to lower consulting and travel costs.

We had no cash flows from investing activities during either six-month period.

For the six months ended December 31, 2013, net cash provided by financing activities was $401,136 versus $426,248 for the same period in the previous year. The decrease of $25,112 is a composite of several items: a reduction of related party cash contributions of $26,301, a reduction of cash received related to the issuance of common stock of $35,311 and $36,500 of principal payments on convertible notes payable that we made in 2012, whereas no such principal payments were made during the current year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, EHII is not required to provide this information.

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

As of December 31, 2013, we had cash of $6,340.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

The Company is currently undertaking financial and technical due diligence, both directly and through third parties,with respect to a potential acquisition of oil and gas properties in North America and power general plants in the Middle East. EHII is still in discussion with various potential trading partners and oil and gas property sellers and cannot make any estimates when or if the transaction will occur.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 39,056,006 shares were issued and outstanding as of December 31, 2013.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

During the six months ended December 31, 2013:

•	We issued 400,000 common shares for $400,000 in cash.
•	On July 25, 2013, we issued 50,000 shares to a consultant.
•	Also on July 25, 2013, we issued 700,000 shares to a consultant to serve as an advisor to our board of directors.
•	On August 19, 2013, we issued one million shares to a consultant in the Middle East to serve on our advisory board.
•	Also on August 19, 2013, we issued 250,000 shares to an investor pursuant to his subscription agreements for 500,000 shares.

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2014.

ENERGY HOLDING INTERNATIONAL, INC.

February 19, 2014	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

February 19, 2014	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

