Form 10-Q
period 2014-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2014-05-19
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: March 31, 2014 was 39,056,006.

FORM 10-Q

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	03/31/14 (Unaudited)	06/30/13

ASSETS
Cash and equivalents	$155	$1,590
Prepaid expenses	21,982	34,683
Total current assets	22,137	36,273

Property, plant and equipment, net	9,884	16,221
Deposits	8,181	8,181
Total non-current assets	18,065	24,402
TOTAL ASSETS	$40,202	$60,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$108,216	$125,630
Accounts payable - related party	1,421,978	1,024,294
Short-term notes payable	140,000	100,000
Total current liabilities	1,670,194	1,249,924

TOTAL LIABILITIES	1,670,194	1,249,924

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 50,000,000 shares authorized; none issued and outstanding at March 31, 2014 and June 30, 2013.	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,056,006 and 36,656,006 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	39,056	36,656
Additional paid in capital	5,026,340	3,897,989
Common stock committed	54,500	412,811
Deficit accumulated before re-entry to the development stage	(4,089,763)	(4,089,763)
Accumulated deficit during development stage	(2,660,125)	(1,446,942)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,629,992)	(1,189,249)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,202	$60,675

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,		From Re-Entry to the Development Stage (04/01/12)
	2014	2013	2014	2013	to 03/31/14
REVENUES
Consulting revenues	$—	$—			$—
TOTAL REVENUES	—	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	1,199,505	996,334	241,572	359,951	2,615,525
Depreciation	6,338	6,338	2,112	2,112	16,902
Total operating expenses	1,205,843	1,002,672	243,684	362,063	2,632,427

NET LOSS FROM OPERATIONS	(1,205,843)	(1,002,672)	(243,684)	(362,063)	(2,632,427)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	—	(1,476)	—	—	(1,298)
Gain (loss) on debt extinguishment	—	(7,447)	—	—	(7,447)
Interest expense	(7,340)	(8,060)	(3,300)	(973)	(18,980)
Interest income	—	17	—	4	27
Total other income/(expense)	(7,340)	(16,966)	(3,300)	(969)	(27,698)
Net loss	$(1,213,183)	$(1,019,638)	$(246,984)	$(363,032)	(2,660,125)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	38,674,802	35,469,225	39,056,006	35,607,517

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Common	Develop.	Pre- Develop.	Total Stockholders'
	Shares	Par Value	Paid In Capital	Stock Payable	Stage Deficit	Stage Deficit	Equity (Deficit)

Balance at June 30, 2011	31,612,109	$31,612	$1,955,483	$190,000	$—	$(2,896,574)	$(719,479)

Shares issued for:
Services	1,020,000	1,020	175,980				177,000
Debt reduction	315,000	315	120,660				120,975
Cash	1,000,000	1,000	139,000	(140,000)			—
Conversion of convertible note	206,897	207	5,793				6,000
Cash and option to purchase equity in subsidiary	1,000,000	1,000	997,616				998,616
Reclassification of derivative liability			5,952				5,952
Deficit accumulated prior to re-entry to the development stage						(1,193,189)	(1,193,189)
Net loss					(67,425)		(67,425)
Balance at June 30, 2012	35,154,006	35,154	3,400,484	50,000	(67,425)	(4,089,763)	(671,550)

Shares issued for:
Cash	677,000	677	426,323				427,000
Services	825,000	825	47,335				48,160
Stock committed for services				104,500			104,500
Extinguishment of derivative liability at fair value			23,847				23,847
Cash received for stock payable				258,311			258,311
Net loss					(1,379,517)		(1,379,517)
Balance at June 30, 2013	36,656,006	36,656	3,897,989	412,811	(1,446,942)	(4,089,763)	(1,189,249)

Shares issued for:
Cash	400,000	400	399,600				400,000
Services	750,000	750	366,750				367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)			—
Imputed interest			4,940				4,940
Net loss					(1,213,183)		(1,213,183)
Balance at March 31, 2014	39,056,006	$39,056	$5,026,340	$54,500	$(2,660,125)	$(4,089,763)	$(1,629,992)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended March 31,		From Re-Entry to the Development Stage (04/01/12) to
	2014	2013	03/31/14

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,213,183)	$(1,019,638)	$(2,660,125)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,338	6,338	16,902
Change in fair value of derivative	—	1,476	23,847
Stock-based compensation	367,500	48,160	430,660
Imputed interest	4,940	—	4,940

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	12,701	(3,798)	3,709
Accounts payable and accrued liabilities	22,585	(18,567)	90,983
Related party payables	318,617	317,947	610,216
Compensating balance restriction	—	40,068	40,057

Net cash used in operating activities	(480,502)	(628,014)	(1,438,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	79,067	29,737	108,929
Proceeds from notes payable	—		100,000
Sales of common stock	400,000	427,000	827,000
Common stock committed for cash	—	258,311	258,311
Principal payments on convertible notes payable	—	(36,500)	(36,500)
Reclassification of derivative liability to equity	—	—	5,952
Expenses paid by related party	—	83,158	—
Related party expense reimbursements	—	(112,870)	—

Net cash provided by financing activities	479,067	648,836	1,263,692

Net change in cash and equivalents	(1,435)	20,822	(175,119)
Cash and equivalents, beginning of period	1,590	10,514	175,274
Cash and equivalents, end of period	$155	$31,336	$155

ENERGY HOLDINGS INTERNATIONAL, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

Nine Months Ended March 31,		From Re-Entry to the Development Stage (04/01/12) to
2014	2013	03/31/14

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of convertible note	—	—	6,000
Adjustment to derivative liability due to redemption of convertible note	—	—	29,799
Reduction in common stock payable due to issuance of shares	358,311	—	498,311
Common stock issued for settlement of debt and deferred revenue balance	—	—	120,975
Exchange of trade payable for promissory note	40,000	—	40,000

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2014 or June 30, 2013. We had cash balances at March 31, 2014 and June 30, 2013 of $155 and $1,590, respectively.

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

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1. Observable inputs such as quoted market prices in active markets.
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	03/31/14	06/30/13

Level 1	$—	$—
Level 2	—	—
Level 3	—	—

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $2,660,125 since re-entering the development stage on April 1, 2012, accumulated total deficits of $6,749,888 as of March 31, 2014 and negative working capital of $1,648,057 and $1,213,651 at March 31, 2014 and June 30, 2013 respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

At March 31, 2014, we owed $1,013,045 in salaries and advances to our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani. At June 30, 2013, this amount was $756,907.

In addition, at March 31, 2014 we owed certain other related parties who work (or worked in the past) as consultants to the Company $408,933 in salaries and advances to the Company. This amount at June 30, 2013 was $267,500.

NOTE 4. COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

Common stock transactions prior to July 1, 2013 are disclosed in our Report on Form 10-K as of June 30, 2013, filed on October 15, 2013, and are herein incorporated by reference.

We had the following common stock transactions for the nine months ended March 31, 2014:

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

Preferred Stock

At March 31, 2014, the Company had 50 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

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

NOTE 5. NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest and has the following repayments terms: $25,000 due on September 1, 2013, $25,000 due on December 1, 2013, $25,000 due on April 1, 2014, and $25,000 on July 1, 2014. As of the filing of this report, none of the scheduled payments has been made. For the nine months ended March 31, 2014, we imputed $4,940 of imputed interest, increasing Additional Paid in Capital and Interest Expense by that amount.

On October 1, 2013, we entered into an agreement with a consultant to remove $40,000 in trade accounts payable and codify the debt as a promissory note. The note is callable at any time and bears interest at 18% with interest beginning to accrue on December 1, 2013 until the note is fully paid. As of March 31, 2014, we have made no payments and have accrued $2,400 in interest on this debt.

NOTE 6. SUBSEQUENT EVENTS

On April 1, we issued a convertible promissory note in exchange for $47,500 in cash. The note matures on January 7, 2015 (the “Maturity Date”) and accrues interest at 8% until that date. Any unpaid interest or principal unpaid at that date accrues a penalty interest rate of 22% until fully paid. In addition, the holder of the note may convert, at any time beginning September 28, 2014 (180 days after the date of the note), and ending when the note is fully paid, the outstanding balance into common shares at the greater of

1.	58% of the average of the lowest three closing prices for the stock during the ten trading days immediately prior to conversion or
2.	$0.00009

Under the terms of the note, we are required to reserve from our authorized and unissued Common Stock, a sufficient number of shares, free from preemptive rights, to provide for the issuance of shares upon full conversion of the note.

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

Results of Operations

For the Nine months Ended March 31, 2014 and 2013

Net Loss. We had a net loss of $1,213,183 for the nine months ended March 31, 2014, versus a loss of $1,019,638 for the same period in 2013. This increase is primarily stock-based compensation of $367,500 in the current year versus only $48,160 for the same period in 2013. This increase was offset by some expenditure decreases.

Operating Expenses. General and administrative expenses are higher for the nine months ended March 31, 2014 versus the same period last year ($1,199,505 versus $996,334) principally due to increases in statutory compliance costs.

Our depreciation expense was identical in the current period as in the previous year ($6,338) since our assets are depreciated using the straight-line method which doesn’t change until assets are fully depreciated.

Other Income and Expense Items. This item was a net addition to our net loss for the nine months ended March 31, 2014 and 2013 ($7,340 and $16,966, respectively and was higher last year because of the presence of the change in fair value of our derivative liability ($1,476) and a loss on extinguishment of debt ($7,447).

For the Three Months Ended March 31, 2014 and 2013

Net Loss. We had a net loss of $246,984 for the three months ended March 31, 2014, versus a loss of $363,032 for the same period in 2013. The decrease in the net loss is primarily due to decreases in general and administrative expenses.

Operating Expenses. General and administrative expenses are significantly lower for the three months ended March 31, 2014 versus the same period last year ($243,684 versus $362,063) principally due to reductions general and administrative expenses.

Our depreciation expense was identical in the current period as in the previous year ($2,112) since our assets are depreciated using the straight-line method which doesn’t change until assets are fully depreciated.

Other Income and Expense Items. This item was a net addition to our net loss for the three months ended March 31, 2014 and 2013 ($3,300 and $969, respectively). The difference between the current and previous year was almost entirely attributable to interest expense which was higher in current year comparing to that in the same period in prior year because we had a higher debt outstanding balance as of March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014 and June 30, 2013, we had $155 and $1,590, respectively, in cash.

For the nine months ended March 31, 2014, we used $480,502 in operating activities, compared to a use of $628,014 for the same period in the previous year. The decrease in cash used is principally due to differences in the net losses for the period, as offset by the change in stock-based compensation.

We had no cash flows from investing activities during either nine-month period.

For the nine months ended March 31, 2014, net cash provided by financing activities was $479,067 versus $648,836 for the same period in the previous year. The decrease of $169,769 is a composite of several items: a reduction of related party cash contributions, net of reimbursements of $29,712 (a net subtraction from cash) made to related parties in 2013, a reduction of cash received related to the issuance of common stock of $285,311, and $36,500 of principal payments on convertible notes payable that we made in 2013, whereas no such principal payments were made during the current year.

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

As of March 31, 2014, we had cash of $155.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 39,056,006 shares were issued and outstanding as of March 31, 2014.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

During the nine months ended March 31, 2014:

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2014.

ENERGY HOLDING INTERNATIONAL, INC.

May 19, 2014	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

May 19, 2014	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

