Form 10-K
period 2014-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2014-10-14
CIK 1271046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (’232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: $32,708,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 40,037,650 shares as of September 30, 2014.

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

We have had a history of net losses.

We incurred a net consolidated loss of $1,483,884 for the year ended June 30, 2014, and have had accumulated total losses of $7,020,589 through June 30, 2014. Through June of 2014, we have been funding our operations primarily through sales of equity interests in our subsidiaries, but have also financed a portion of our operation through the sale of our securities and loans from directors and shareholders. We expect to continue to incur net losses for the foreseeable future as we focus on seeking a potential joint venture partners and acquisitions in the area of oil, gas, and alternative energy. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of June 30, 2014, we had unrestricted cash of $190,528. We will need significant capital expenditures and investments over the next twelve months related to our growth program. We are also currently evaluating potential joint venture partners. We do not plan to use a portion of our current cash to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

There is significant competition among existing oil, gas, and alternative energy companies. Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses. Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 40,037,650 shares were issued and outstanding as of September 30, 2014. Our board of directors and/or our executive management has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

In addition to our office in Houston, Texas, we lease office and apartment space in Dubai, United Arab Emirates. The office lease began February 19, 2014 and expires February 18, 2015, for which we pay approximately $6,800 per month, while the apartment lease began March 8, 2014 and expires March 7, 2015, for which we pay approximately $3,200 per month. The apartment lease is in the name of Jalal Alghani, our Chief Financial Officer.

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

	Low	High
Year Ended June 30, 2014
Q1 - Quarter Ended September 30, 2013	$.07	$.55
Q2 - Quarter Ended December 31, 2013	.25	1.00
Q3 - Quarter Ended March 31, 2014	.06	1.00
Q4 - Quarter Ended June 30, 2014	.06	.55

Year Ended June 30, 2013
Q1 - Quarter Ended September 30, 2012	$0.01	$0.07
Q2 - Quarter Ended December 31, 2012	0.05	0.07
Q3 - Quarter Ended March 31, 2013	0.06	0.06
Q4 - Quarter Ended June 30, 2013	0.06	0.10

Our stock has traded thinly for the periods represented. For example, for the year ended June 30, 2014, our stock has experienced only 61 trading days with 405,589 shares traded on those days.

We currently have no outstanding stock options on our common stock or other equity compensation plans. However, as noted in Note 7 to the financial statements, we granted an investor an option to purchase 10% of our subsidiary which will own and operate the power plant in Bangladesh. Additionally, as noted in Note 6, we have a convertible promissory note outstanding at June 30, 2014 which can be converted into an indeterminate number of shares of common stock.

(b)    Our Stockholders

As of June 30, 2014, there were approximately 300 holders of record of EHII common stock.

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

Results of Operations

Year Ended June 30, 2014 versus 2013

We incurred a net loss $1,379,517 for the year ended June 30, 2013, (or $0.04 per share), versus a net loss of $1,483,884 during the same period in 2014 ($0.04 per share).

Revenues - We had no revenue for the twelve months ended June 30, 2014 and 2013.

General and Administrative Expenses - We incurred general and administrative expenses of $1,354,100 for the year ended June 30, 2013, compared to $1,475,466 for the same period in 2014, a 9% increase. The change is due to increased costs in many spending categories.

Depreciation – depreciation expense was unchanged from the previous year. All of the assets are being depreciated using the straight line method. Therefore, the amount of expense does not change from period to period.

Change in Fair Value of Derivative – we had a gain of $20,959 in this category for the year ended June 30, 2014 whereas we had a loss of $1,476 in the same category during 2013.

Loss on Debt Extinguishment – we had a loss during the year ended June 30, 2013 of $7,447 on extinguishments of certain trade payables. We had no such loss during the current year.

Interest Expense – our interest expenses amounted to $20,924 during the current year ended June 30, 2014 versus $8,060 for the same period in 2013 owing to higher debt levels.

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

Liquidity and Capital Resources

As of June 30, 2014, we had unrestricted cash and cash equivalents totaling $190,528.

Net cash used in operating activities was $760,411 for the twelve months ended June 30, 2014 compared to net cash used of $787,597 for the same period in 2013. The difference (a decrease in cash used of $27,186) is mostly due to changes in operating assets and liabilities and stock-based compensation.

Cash flows provided by financing activities was $949,349 for the twelve months ended June 30, 2014 compared to $778,673 for the same period in 2013. The increase is mostly due to cash proceeds from related parties.

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

Off-Balance Sheet Arrangements

We currently have three leases for office space and corporate apartments in Dubai and in Houston. Our office lease in Houston runs until December 31, 2014 and is approximately $4,000 per month. In Dubai, there is a corporate apartment lease under the name of our Chief Financial Officer, Jalal Alghani, which runs until March, 2015 and is approximately $38,000 per year. Our office space in Dubai runs until February 18, 2015, and is approximately $81,000 per year.

The obligations above are operating leases and, as such, are not recorded as liabilities on our balance sheet. See Note 10 for a summary of these payouts over the next five years.

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

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Holdings International, Inc.

12012 Wickchester Lane, Suite 130

Houston, Texas 77079

We have audited the accompanying consolidated balance sheets of Energy Holdings International, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Holdings International, Inc. as of June 30, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 15, 2014

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013

ASSETS
Cash and equivalents	$190,528	$1,590
Prepaid expenses and advances to employees	31,963	34,683
Deferred financing costs	1,694	—
Total current assets	224,185	36,273

Property, plant and equipment, net	7,769	16,221
Deposits	8,181	8,181
Total non-current assets	15,950	24,402

TOTAL ASSETS	$240,135	$60,675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$96,430	$125,630
Accounts payable - related party	1,468,793	1,024,294
Short-term notes payable	28,840	100,000
Notes Payable (in default)	100,000	—
Convertible short-term notes payable, net of discounts of $40,336 and zero as of June 30, 2014 and 2013, respectively	7,164	—
Derivative liability	26,541	—
Total current liabilities	1,727,768	1,249,924

TOTAL LIABILITIES	1,727,768	1,249,924

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 50,000,000 shares authorized; none issued and outstanding at June 30, 2014 and 2013	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,756,006 and 36,656,006 shares issued and outstanding at June 30, 2014 and 2013, respectively	39,756	36,656
Additional paid in capital	5,438,700	3,897,989
Common stock committed	54,500	412,811
Accumulated deficit	(7,020,589)	(5,536,705)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,487,633)	(1,189,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$240,135	$60,675

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013

REVENUES
Consulting revenues	$—	$—
TOTAL REVENUES	—	—

OPERATING EXPENSES
General and administrative expenses	1,475,466	1,354,100
Depreciation	8,453	8,451
Total operating expenses	1,483,919	1,362,551

NET LOSS FROM OPERATIONS	(1,486,919)	(1,362,551)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	20,959	(1,476)
Gain (loss) on debt extinguishment	—	(7,447)
Interest expense	(20,924)	(8,060)
Interest income	—	17
Total other income/(expense)	35	(16,966)
Net loss	$(1,483,884)	$(1,379,517)

Net loss per share - basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding	38,731,348	35,765,107

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Payable	Deficit	(Deficit)

Balance at June 30, 2012	35,154,006	35,154	3,400,484	50,000	(4,157,188)	(671,550)

Shares issued for:
Cash	677,000	677	426,323			427,000
Services	825,000	825	47,335			48,160

Stock committed for services				104,500		104,500
Extinguishment of derivative liability at fair value			23,847			23,847
Cash received for stock payable				258,311		258,311
Net loss					(1,379,517)	(1,379,517)
Balance at June 30, 2013	36,656,006	36,656	3,897,989	412,811	(5,536,705)	(1,189,249)

Shares issued for:
Cash	1,100,000	1,100	808,900			810,000
Services	750,000	750	366,750			367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)		—
Imputed interest			8,000			8,000
Net loss					(1,483,884)	(1,483,884)
Balance at June 30, 2014	39,756,006	$39,756	$5,438,700	$54,500	$(7,020,589)	(1,487,633)

The accompanying notes are an integral part of the consolidated financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,483,884)	$(1,379,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	8,000	—
Depreciation expense	8,453	8,451
Amortization of deferred finance charges	806	—
Amortization discount on note payable	7,164	—
Change in fair value of derivative	(20,959)	1,476
Stock-based compensation	367,500	152,660

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	2,717	(11,999)
Accounts payable and accrued liabilities	10,800	(8,021)
Related party payables	338,992	409,285
Compensating balance restriction	—	40,068
Net cash provided by / (used in) operations	(760,411)	(787,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	105,509	29,862
Proceeds from notes payable	47,500	100,000
Deferred finance charges	(2,500)	—
Sales of common stock	810,000	427,000
Common stock committed for cash	—	258,311
Notes payable - payments	(11,160)	(36,500)
Net cash provided by/(used in) financing activities	949,349	778,673

Net change in cash and equivalents	188,938	(8,924)
Cash and equivalents, beginning of period	1,590	10,514

Cash and equivalents, end of period	$190,528	$1,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	3,840	—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Adjustment of derivative liability due to debt conversion	—	23,847
Issuance of shares for reduction in stock payable	358,311	—
Exchange of trade payable for promissory note	40,000	—
Debt discount	47,500

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. There are no cash equivalents at June 30, 2014 or 2013.

At June 30, 2014, we had the U.S. Dollar equivalent of $173,807 on deposit at Emirates Bank in Dubai, United Arab Emirates (the “UAE”). At this time, the UAE does not provide deposit coverage equivalent to that provided by the Federal Deposit Insurance Corporation (“FDIC”).

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The weighted average shares outstanding for the year ended June 30, 2014 and 2013 were 38,731,348 and 35,765,107, respectively. The earnings per share on a basic and diluted basis for the year ended June 30, 2014 and 2013 was ($0.04) for both years.

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

Fair Value Measurements

On July 1, 2010, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on July 1, 2010, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 and 2013 on a recurring and non-recurring basis:

Description	Fiscal Year Ended June 30,	Level 1	Level 2	Level 3	Gains (Losses)

Derivatives (recurring)	2014	$—	$—	$26,541	$20,959
	2013	—	—	—	(1,476)

At June 30, 2012, the Company had derivative liabilities as a result of a 2011 convertible promissory note that includes embedded derivatives. These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques. These liabilities were fully paid and extinguished during the fiscal year ended June 30, 2013.

At June 30, 2014, the Company had derivative liabilities as a result of a convertible promissory issued on April 4, 2014 that includes embedded derivatives. These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.

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

Financial instruments

The carrying amounts of the Company’s financial instruments as of June 30, 2014 and 2013 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item’s estimated useful life.

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

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $1,483,884 and $1,379,517, respectively, in 2014 and 2013 and had accumulated deficit of $7,020,589 as of June 30, 2014.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management plans to finance our continuing operations by selling common stock or issuance of debt.

NOTE 3. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2014 and 2013, we accrued and paid the following to our officers:

	Year Ended June 30,
	2014	2013

Net due at beginning of period	$740,000	$393,000
Salary accruals	480,000	480,000
Salary payments	(197,899)	(133,000)
Net due at end of period	$1,022,101	$740,000

During the year ended June 30, 2014, our Chief Executive Officer, John Adair made advances to the Company of $24,236, paid company expenses totaling $1,409 and was reimbursed $3,386. During the year ended June 30, 2013, Mr. Adair made advances to the Company of $3,945, paid expenses on behalf of the Company of $2,874 and was reimbursed $6,819.

During the year ended June 30, 2014, our Chief Financial Officer, Jalal Alghani paid expenses on behalf of the Company of $97,957, made advances to the Company of $18,840 and was reimbursed $126,338. During the year ended June 30, 2013, Mr. Alghani paid expenses on behalf of the Company of $102,707 and was repaid $141,676.

Our Chief Executive Officer, John Adair and our Chief Financial Officer, Jalal Alghani are collectively owed $1,044,360 in salaries, cash advances made to the Company and expenses paid on behalf of the Company as of June 30, 2014.

Other related parties are collectively owed $424,433 in salaries, cash contributions made into the Company and expenses paid on behalf of the company as of June 30, 2014.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2014 and 2013, our property, plant and equipment consisted of the following:

	June 30,
	2014	2013

Furniture and fixtures	$37,150	$37,150
Office equipment	7,593	7,593
Property, plant and equipment at cost	44,743	44,743
Less: accumulated depreciation	(36,974)	(28,522)
Property, plant and equipment (net)	$7,769	$16,221

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. Deferred tax assets and valuation allowances for the years ended June 30, 2014 and 2013 are summarized in the following table:

	June 30,
	2014	2013

Deferred tax asset (NOL at estimated 35% marginal rate)	$1,904,971	$1,521,572
Less: reserve	(1,904,971)	(1,521,572)
Net deferred tax asset	—	—

Components of income tax expense are as follows:

Current federal tax
Current state tax
Change in NOL benefit	383,399	428,883
Change in NOL valuation allowance	(383,399)	(428,883)
Income tax expense	—	—

We adopted ASC 740 – Income Taxes for accounting for uncertainty in income taxes, including unrecognized tax benefits as of June 30, 2014. The adoption had no effect on our financial position or results of operations. We did not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of June 30, 2014 or 2013. The net operating losses begin to expire in 2024.

NOTE 6. NOTES PAYABLE

On April 7, 2011, we issued a convertible promissory note in the amount of $42,500 in exchange for cash which contained an embedded derivative. We fully paid that promissory note during fiscal year 2013 and recorded a loss on the change in value of the derivative of $1,476.

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 in exchange for cash. The note bears interest at 8% and matures December 1, 2014. In the event of default, the amount due is 150% of unpaid principal and interest. Due to the embedded derivative feature, a debt discount of $47,500 was recorded on the convertible note. During the period, the debt discount has been amortized $7,164 and the remaining balance of the debt discount is $40,336 as of June 30, 2014.

This note may be prepaid according to the following table:

Date From	Date To	Prepayment

Date of note	30 days	Outstanding principal times 112% plus accrued interest

31 days	60 days	Outstanding principal times 119% plus accrued interest

61 days	90 days	Outstanding principal times 125% plus accrued interest

91 days	120 days	Outstanding principal times 129% plus accrued interest

121 days	150 days	Outstanding principal times 134% plus accrued interest

151 days	180 days	Outstanding principal times 139% plus accrued interest

The promissory note can be converted into common stock according to the following terms:

•	Period of conversion eligibility: September 30, 2014 until fully paid.

•	Conversion price: 58% of the average of the lowest three days’ closing price during the previous 10 trading days leading up to the date of conversion or $0.00009, whichever is greater.

See Note 8 for a discussion of the derivative liability.

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest and has the following repayment terms: $25,000 due on September 1, 2013, $25,000 due on December 1, 2013, $25,000 due on April 1, 2014, and $25,000 on July 1, 2014. As of the filing of this report, none of the scheduled payments have been made and the loan is in default. For the year ended June 30, 2014, we imputed $8,000 of imputed interest, increasing Additional Paid in Capital and Interest Expense by that amount.

On October 1, 2013, we entered into an agreement with a consultant to remove $40,000 in trade accounts payable and codify the debt as a promissory note. The note is callable at any time and bears interest at 18% with interest beginning to accrue on December 1, 2013 until the note is fully paid. As of June 30, 2014, we have paid $11,160, in principal and accrued and paid $4,013 and 3,840 in interest, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Common stock

Stock transactions during the year ended June 30, 2013

At the beginning of the fiscal year, July 1, 2012, we had 35,154,006 shares issued and outstanding. During the fiscal year ended June 30, 2013, we had the following stock transactions:

•	We issued 677,000 shares for cash, raising $427,000 in operating capital.

•	We issued 825,000 shares to consultant and directors for services. We valued the shares at their grant date fair values and charged general and administrative expense collectively with $48,160.

•	We entered into a subscription agreement with an accredited investor in Saudi Arabia to sell 500,000 shares for $1 per share. We received 948,936 UAE Dirhams (US $258,311) as an advance against this subscription. Since we will issue the shares only when all of the subscription is paid in full, we recorded the cash receipt as a stock payable.

Stock transactions during the year ended June 30, 2014

We issued 1,100,000 common shares for $810,000 in cash.

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

Preferred stock

At June 30, 2014 and 2013, the Company had 25 million shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

Stock options and other dilutive securities

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718 – Compensation – Stock Compensation and ASC 505-50 – Equity-Based Payments to Non-Employees, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Common Stock Payable

On November 22, 2012 we received a payment in the amount of $258,311 from an investor in Saudi Arabia pursuant to a subscription agreement for the sale of 500,000 shares at $1. As of June 30, 2013, we had not yet issued any shares to this investor. The entire amount of $258,311 was included in Common Stock Committed at June 30, 2013. The shares were issued to this investor on August 19, 2013, extinguishing the $258,311 in common stock payable.

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

On May 1, 2013, we granted 1 million shares to a consultant in the Middle East to serve on our Advisory Board. We valued the shares at the fair value on the grant date, charging General and Administrative Expense with $100,000 and increasing Additional Paid in Capital with the same amount. These shares were issued on August 19, 3013, extinguishing the $100,00 in common stock payable.

Sale of shares of stock and 10% option to purchase equity of subsidiary

On July 21, 2011, we signed an agreement with PriSe Power and Energy Limited (“PriSe”), a local Bangladesh company, to sell 25% of our yet-to-be-formed subsidiary which will own the rights to the two 225 MW combined-cycle power plants in Bangladesh (the “Bangladesh subsidiary”) in exchange for $4 million upon obtaining the Power Purchase Agreement (“PPA”).. The PPA has not been obtained as of the date of this filing and no cash has been funded to the company out of the total $4 million that is promised. In addition, PriSe has agreed to complete the PPA and Implementation Agreement for the project and obtain all necessary approvals with the controlling authorities within the government of Bangladesh as partial EHII compensation for the 25% interest in the project.

In addition, we conveyed an option to purchase 10% of the operating subsidiary to an investor as part of our agreement to raise $1 million in operating capital (see above in this explanatory note and Note 8 ). The 10% equity is contingent upon financial close of the project.

As of the date of this report, we have not yet closed the project on the Bangladesh power plant.

NOTE 8. DERIVATIVE LIABILITY

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 containing an embedded derivative (see Note 6).

We analyzed the derivative liability in accordance with EITF 07-05 and ASC 820. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years.

We valued the derivative at issuance (April 1, 2014), and again at the end of our fiscal year (June 30, 2014). The following assumptions were used in valuing the derivative liability using the Lattice model associated with the Convertible Promissory Note at April 1, 2014 and June 30, 2014:

•	The underlying stock price $0.07 and $0.061 was used as the fair value of the common stock;

•	The promissory note face amount issued April 1, 2014 is $47,500 and effectively converts at a discount of 52% at the issuance and 42% at the quarter’s end.

•	Capital raising events are not a factor for this Note;

•	The Holder would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;

•	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the company was not in default;

•	The projected annual volatility for each valuation period was based on the historic volatility of the company - 1 year volatility at April 1, 2014: 361%; at June 30, 2014: 402%.

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5% – to-date the Notes are not in default nor converted by the holder.

The following shows the changes in the level three derivative liability measured on a recurring basis at inception (April 1, 2014) for the year ended June 30, 2014:

Balance at inception, April 1, 2014	$47,787
Change in fair value of derivative	(21,246)
Balance at June 30, 2014	$26,541

NOTE 9. COMMITMENTS AND CONTINGENCIES

Payouts on our existing office and apartment leases in Dubai and Houston over the next four years are as follows:

Period	Amount
Six months ended December 31, 2014	$84.434
Year ended December 31, 2015	19,962
Year ended December 31, 2016	—
Year ended December 31, 2017	—
Year ended December 31, 2018	—

NOTE 10. SUBSEQUENT EVENTS

Subsequent to June 30, 2014, we issued the following shares:

•	236,644 shares to our Chief Executive Officer, John Adair, as reimbursement to him for shares which he sold in the open market for which the proceeds were given to the Company.

•	45,000 shares to two consultants in the Middle East.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2014 due to lack of employees to segregate duties related to preparing the financial reports. Management is attempting to correct this weakness by raising additional funds to hire additional employees. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following tables set forth information regarding the Company’s current executive officers and directors and the proposed executive officers and directors of the Company:

Name	Age	Principal Occupation and Business Experience		Year First Appointed/ Elected Director

John Adair	72	•	Chair, Chief Executive Officer (December 29, 2008 – present)	2008

		•	Chief Executive Officer and a director of Cherokee Oil and Gas from 2007 to the present.

		•	Vice Chairman of Cherokee Allied Oil and Gas from 2005 to the present, an oil and gas arm of Energy Allied International, an international project development firm that identifies and develops large scale, energy-related infrastructure projects.

		•	1997-2005-Chairman/CEO of Adair International Oil and Gas, Inc. (1997-2005).

		•	President/CEO of Dresser Engineering (1995-1997) , an international natural gas processing and mid-stream energy engineering and construction company. (1995-1997)

Jalal Alghani	54	•	Chief Financial Officer (September 1, 2009 – Present)	2009

		•	Director since September 1, 2009

		•	Independent consultant oil and gas and green energy industries, both domestically and internationally since 1987 with particular experience in the Middle East and North Africa (MENA) (1987 to present).

		•	From 2004 to May 2008 Chairman and Co-CEO of Powered Corp, a development stage alternative energy company (2004 – May 2008).

		•	Mr. Alghani served as Vice Chairman and CFO of Adair International Oil & Gas Inc. (1990 to 2002).

Fahad Bu-Nuhayah	47	•	Director since March 2009	2009

		•	Owner: Saudi CAD for Engineering Services (1990 to present)

		•	Co-Owner: al Mutlaq Consulting Engineers (1991 to present)

		•	Assistant General Manager of al-Mutlaq & Mu-Netanyahu Consulting Engineers 1991-2004

Khalid Al-Sunaid	40	•	Director since September 2009	2009

		•	Partner in the law firm of Khalid Al-Sunaid & Talal Al-Ahmadi Co. Transactional attorney, licensed in the Kingdom of Saudi Arabia in the United Arab Emirates (1987 to present).

His Royal Highness	27	•	Director since October 2009	2009
Prince Abdullah Bin
Bandar Abdulaziz Al-Saud		•	Chairman of several Saudi Arabia-based companies including, among others, in the areas of marketing advertising, private security, property management, and full service technology support (2006 to present)

His Highness Prince	27	•	Director since September 2009	2009
Bader Bin Abdullah Bin
Mohamed Al Saud		•	Entrepreneur in real estate, environmental recycling solutions and developing Energy IPP Power projects in MENA, Southeast Asia and the U.S. (2003 to present)

Mohammad Nasser	55	•	Director since July, 2012.	2012

		•	Head of High Mark Group in the United Arab Emirates.

		•	Research and development, defense contracting, law enforcement, safety and security.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year ended June 30, 2014.

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

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended June 30, 2014 and 2013, to our corporate officers.

SUMMARY COMPENSATION TABLE

	Year Ended June 30,	Base Compensation	Stock Awards	Total Compensation

John Adair	2014	$240,000	$—	$240,000
Chairman and CEO	2013	240,000	—	240,000

Jalal Alghani	2014	$240,000	$—	$240,000
Chief Financial Officer	2013	240,000	—	240,000

The above compensation amounts include amounts paid and accrued. However, not all compensation amounts have been paid at June 30, 2014 or 2013. On those dates, Messrs. Adair and Alghani are collectively owed $1,022,101 and $740,000 in unpaid salaries, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at June 30, 2014.

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

For the year ended June 30, 2013, we compensated one of our directors, Randolph Aldridge, by granting 200,000 shares. We valued the shares at the grant date fair value and recorded $12,000 of administrative costs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At September 17, 2014 we had 40,037,650 shares of our common stock issued and outstanding, of which 19,908,179 we owned by beneficial owners. The following table sets forth information regarding the beneficial ownership of our common stock as of September 17, 2014, by:

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

Name	Position	Shares Beneficially Owned	Percent of Class
John Adair	Chairman, CEO	3,951,179	9.9%
Jalal Al Ghani[1]	CFO, Vice Chairman	5,380,000	13.4%
Khalid Al Sunaid[2]	Director	3,900,000	9.7%
Fahad Bu-Nuhayah[3]	Director	3,177,000	7.9%
HH Prince Bader Al Saud	Director	1,500,000	3.7%
HRH Prince Abdullah Bin A. Al Saud	Director	2,000,000	5.0%
All officers and directors as a group		19,908,179	49.7%

Percentages are based on shares outstanding as of September 17, 2014: 40,037,650.

(1)	Mr. Alghani’s shareholdings include (a) 3.2 million shares held individually; and (b) 1.0 million shares held each by (A) MENA Investment Trust and (B) GCC Trust. Mr. Alghani is the principal of these two trusts. It also includes 300,000 shares held by his wife.
(2)	Mr. Sunaid’s address is P.O. Box 17605, Riyadh, Kingdom of Saudi Arabia 114934.
(3)	Mr. Bu-Nuhayah’s address is P.O. Box 86602, Riyadh, Kingdom of Saudi Arabia 11632

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2014 and 2013 were $17,500 and $24,650, respectively.

40

	2014	2013

Audit Related Fees	$17,500	$24,650
Tax Fees	—	—
All Other Fees	—	—
Out-of-Pocket Expenses	—	—
Total	$17,500	$24,650

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

(a)         Documents filed as part of this report:

(1)     Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Energy Holdings International, Inc. under Item 8 of Part II hereof.

(2)     Consolidated Financial Statement Schedules

(i)     Report Of Independent Registered Public Accounting Firm on Financial Statement Schedule:

M&K CPAS, PLLC, as of June 30, 2014 and the year then ended.

(3)     Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
3.1.1	Articles of Amendment filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on March 18, 2009.
3.2	Bylaws, filed as an exhibit to the Company’s periodic filing on Form SB-2, filed with the Securities and Exchange Commission on February 27, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John Adair
John Adair, Principal Executive Officer	October 15, 2014

/s/ Jalal Alghani
Jalal Alghani, Principal Financial Officer	October 15, 2014

42