Form 10-Q
period 2014-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2014-11-19
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2014

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

 The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date: November 15, 2014 was 40,037,650.

FORM 10-Q

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	June 30, 2014

ASSETS
Cash and equivalents	$9,902	$190,528
Prepaid expenses and advances to employees	14,723	31,963
Deferred financing costs	855	1,694
Total current assets	25,480	224,185

Property, plant and equipment, net	5,710	7,769
Deposits	8,181	8,181
Total non-current assets	13,891	15,950

TOTAL ASSETS	$39,371	$240,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$124,255	$96,430
Accounts payable - related party	1,525,821	1,468,793
Short-term notes payable	28,840	28,840
Notes payable (in default)	100,000	100,000
Convertible short-term notes payable, net of discounts of $30,864 and $40,336 as of September 30 and June 30, 2014, respectively	16,636	7,164
Derivative liability	35,733	26,541
Total current liabilities	1,831,285	1,727,768

TOTAL LIABILITIES	1,831,285	1,727,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at September 30 and June 30, 2014	—	—
Common stock, $0.001 par value; 100 million shares authorized, 40,037,650 and 39,756,006 shares issued and outstanding at September 30, and June 30, 2014, respectively	40,038	39,756
Additional paid in capital	5,461,103	5,438,700
Common stock committed	54,500	54,500
Accumulated deficit	(7,347,555)	(7,020,589)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,791,914)	(1,487,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,371	$240,135

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013
REVENUES
Consulting revenues	$—
TOTAL REVENUES	—	—

OPERATING EXPENSES
General and administrative expenses	301,649	673,226
Depreciation	2,058	2,112
Total operating expenses	303,707	675,338

NET LOSS FROM OPERATIONS	(303,707)	(675,338)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(9,192)	—
Interest expense	(14,067)	(1,940)
Total other income/(expense)	(23,259)	(1,940)
Net loss	$(326,966)	$(677,278)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding	39,967,057	37,991,332

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value

Balance at June 30, 2013	36,656,006	$36,656	$3,897,989	$412,811	$(5,536,705)	$(1,189,249)

Shares issued for:
Cash	1,100,000	1,100	808,900			810,000
Services	750,000	750	366,750			367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)		—
Imputed interest			8,000			8,000
Net loss					(1,483,884)	(1,483,884)
Balance at June 30, 2014	39,756,006	39,756	5,438,700	54,500	(7,020,589)	(1,487,633)

Shares issued for services	281,644	282	20,903			21,185
Imputed interest			1,500			1,500
Net loss					(326,966)	(326,966)
Balance at September 30, 2014	40,037,650	$40,038	$5,461,103	$54,500	$(7,347,555)	$(1,791,914)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,966)	$(677,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,500	1,940
Depreciation expense	2,058	2,112
Amortization of deferred finance charges	839	—
Amortization discount on note payable	9,472	—
Change in fair value of derivative	9,192	—
Stock-based compensation	21,185	367,500

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	17,240	14,404
Accounts payable and accrued liabilities	27,827	(15,540)
Related party payables	56,877	83,150
Net cash used in operations	(180,776)	(223,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	150	1,135
Sales of common stock	—	300,000
Net cash provided by financing activities	150	301,135

Net change in cash and equivalents	(180,626)	77,423
Cash and equivalents, beginning of period	190,528	1,590
Cash and equivalents, end of period	$9,902	$79,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reduction in stock payable due to share issuance	—	358,311

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of June 30, 2014, filed on October 14, 2014 and are herein incorporated by reference.

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at September 30 and June 30, 2014. We had cash balances at September 30 and June 30, 2014 of $9,902 and $190,528, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over each item’s estimated useful life, which is three years for vehicles, computers and other items. Our fixed assets consist generally of office furniture, which is being depreciated over its useful life, generally five years, and equipment, which is being depreciated over its useful life, which is generally seven years.

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

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	Level 1		Level 2		Level 3
Description	09/30/14	06/30/14	09/30/14	06/30/14	09/30/14	06/30/14
Derivatives (recurring)	$—	$—	$—	$—	$35,733	$26,541

At September 30 and June 30, 2014, the Company had derivative liabilities as a result of a convertible promissory issued on April 4, 2014 that includes embedded derivatives. These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that requires a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

The Company has reviewed other recent accounting pronouncements and does not anticipate any impact on financial results as a result of recently issued standards.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $7,347,555 since inception and negative working capital of $1,805,805 and $1,503,583 at September 30 and June 30, 2014, respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014, we accrued $131,972 and paid $91,177 in salaries to our Executive Officers, John Adair and Jalal Alghani. We also accrued $24,000 and paid $4,000 to other related parties during the same period.

Also during the three months ended September 30, 2014, our Executive Officers paid $28,214 of expenses on behalf of the company, made short-term loans of $150, and were reimbursed $32,132.

Our Chief Executive Officer, John Adair, received 236,644 shares for services. We valued the shares at the grant date fair value and recorded $14,435 of expense.

NOTE 4. COMMON STOCK AND CAPITAL STRUCTURE

Common Stock

Common stock transactions prior to July 1, 2014 are disclosed in our Report on Form 10-K as of June 30, 2014, filed on October 14, 2014, and are herein incorporated by reference.

During the three months ended September 30, 2014, we paid 45,000 shares for services to unrelated parties. We valued the shares at their grant date fair value and expensed $6,750 in compensation.

Also during the three months ended September 30, 2014, we granted our Chief Executive Officer 236,644 for services. We valued the shares at their grant date fair value and expensed $14,435 in executive compensation.

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

NOTE 5. NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest. The principal was scheduled to be repaid by July 1, 2014. However, as of this report, no payments have been made and we have classified this amount as being in default. For the three months ended September 30, 2014, we imputed $1,500 of interest to Additional Paid in Capital.

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 in exchange for cash. The note bears interest at 8% and matures December 1, 2014. Additional terms are described in Note 6 to the Financial Statements included in our Form 10-K as of June 30, 2014, filed October 14, 2014, and are herein incorporated by reference. For the three months ended September 30, 2014, we accrued $958 in interest, amortized $9,472 of discount and $839 of deferred finance charges to interest expense. Also associated with this instrument is a derivative liability which, at September 30 and June 30, 2014 were $35,733 and $26,541, respectively (see Note 6).

Also during the three months ended September 30, 2014, we accrued $1,298 in interest on a promissory note to a consultant which, at September 30, 2014, has principal and interest due of $28,840 and $1,471, respectively.

NOTE 6. DERIVATIVE LIABILITY

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 containing an embedded derivative.

We analyzed the derivative liability in accordance with EITF 07-05 and ASC 820. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years.

We valued the derivative at issuance (April 1, 2014), at the end of our fiscal year (June 30, 2014), and again at the end of the current quarter (September 30, 2014). The assumptions used in the valuation at April 1, 2014 and at June 30, 2014 were disclosed in Note 8 to the Financial Statements contained in our report on Form 10-K as of June 30, 2014, filed October 14, 2014, and are herein incorporated by reference. The assumptions used in valuing this derivative at September 30, 2014 were:

•	The underlying stock price of $0.10 was used as the fair value of the common stock;

•	The nominal amount of $47,500 effectively converts at a discount of 42% at quarter end;
•	Capital raising efforts are not a factor;
•	The holder would not redeem based on availability of alternate financing;
•	The holder would convert the note at maturity if the company was not in default;
•	A projected annual volatility of 428%;
•	An event of default would occur 0% of the time, increasing 1% per month to a maximum of 5%.

The following shows the changes in the level three derivative liability measured on a recurring basis at inception (April 1, 2014), for the year ended June 30, 2014 and for the quarter ended September 30, 2014:

	From April 1, 2014 to June 30, 2014	From July 1, 2014 to September 30, 2014
Beginning balance	$47,787	$26,541
Change in fair value	(21,246)	9,192
Ending balance	$26,541	$35,733

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, none were noted.

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

 Overview and History

The Company’s predecessor, Green Energy Corp., was originally organized as a Colorado corporation, referred to in this document as “Old Green Energy”, that commenced operations in 2003 as a marketer of a specific gasification technology for commercial applications to produce fuels and chemicals. In December 2006, Old Green Energy reincorporated as a Nevada corporation and changed its name to Green Energy Holding Corp.

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Net Loss. We had a net loss of $326,966 for the three months ended September 30, 2014, versus a loss of $677,278 for the same period in 2013. Changes in general and administrative expenses, depreciation, derivative fair values and interest expense are described below.

General and Administrative Expenses. General and administrative expenses are significantly lower for the three months ended September 30, 2014 versus the same period last year ($301,649 versus $675,388). Included in last year’s number was a payment of 700,000 shares of common stock to a consultant which we valued at $343,000. During the current quarter, we had only $21,185 in non-cash compensation.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2014 is $2,058 versus $2,112 for the same period in 2013. Some assets are becoming fully depreciated and are being eliminated from the asset cost base.

Change in Fair Value of Derivative Liability. We had a negative change in fair value of our derivative liability of $9,192 during the three months ended September 30, 2014. We had no such liability outstanding during the same period in 2013.

Interest Expense. We incurred $14,067 in interest expense for the three months ended September 30, 2014 versus $1,940 for the same period in 2013. The principal difference is the inclusion of items classified as interest expense resulting from our convertible promissory note dated April 1, 2014 (see Note 5 to the Financial Statements) such as the amortization of the discount on the promissory note ($9,472 and amortization of deferred finance charges ($839). The remainder of the difference is due to generally increased debt levels.

Liquidity and Capital Resources

As of September 30 and June 30, 2014, we had $9,902 and $190,528, respectively, in cash.

For the three months ended September 30, 2014, we used $180,776 in operating activities, compared to a use of $223,712 for the same period in the previous year. The decrease in cash used ($42,936) is principally due changes in accounts payable and accrued liabilities.

We had no cash flows from investing activities during either nine-month period.

For the three months ended September 30, 2014, net cash provided by financing activities was $150 versus $301,135 for the same period in the previous year. During the quarter ended September 30, 2014, we raised no capital, other than the de minimis cash contributed by officers, and paid all operating expenses out of previously existing cash balances.

We anticipate funding any capital expenditures over the next 12 months through the issuance of equity or debt. We are continuing to evaluate both oil & gas and power generation assets.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance various potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this filing and Note 1 to the financial statements filed on Form 10-K as of June 30, 2014, filed on October 14, 2014.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

As of September 30, 2014, we had cash of $9,902.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance potential projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. We have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

We believe that implementing our proposed expansion strategy and execution of our business plan to acquire, manage and develop power generation and oil & gas assets will depend to a significant extent upon the efforts and abilities of our officers and key personnel. Because the oil, gas, and alternative energy industries are highly competitive, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related businesses are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers.

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

Upon our amending our certificate of incorporation, it authorizes us to issue up to 50 million shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued 281,644 common shares for services.

We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and
•	No direct selling efforts of the Regulation S offering were made in the United States.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default of a promissory note issued to an investor in the Middle East, all of the payments for which were due by July 1, 2014. We remain in default on this instrument.

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 18, 2014.

ENERGY HOLDING INTERNATIONAL, INC.

November 18, 2014	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

November 18, 2014	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

