Form 10-K/A
period 2014-06-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2015-02-05
CIK 1271046

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (’232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☒

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

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of:

•	changing the date of the auditor’s opinion from October 15, 2014 to October 14, 2014.
•	revising exhibits 31.1 and 31.2 to include the proper complete introductory language of paragraph 4 as well as paragraph 4b of Item 601(b)(31) of Regulation S-K.
•	revising exhibits 32.1 and 32.2 to refer to the year ended June 30, 2014 rather than June 30, 2013.

Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed as our Annual Report on Form 10-K/A .

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

October 14, 2014

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

41

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

43