Form 10-Q/A
period 2014-09-30
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2015-02-05
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

Energy Holdings International, Inc.

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of:

•	revising exhibits 31.1 and 31.2 to include the proper complete introductory language of paragraph 4 as well as paragraph 4b of Item 601(b)(31) of Regulation S-K.
•	revising exhibits 32.1 and 32.2 to refer to the year ended June 30, 2014 rather than June 30, 2013.

Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-Q, as amended, is being re-filed as our Annual Report on Form 10-Q/A.

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

