Form 10-Q
period 2014-12-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2015-02-23
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2014

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 23, 2015 was 45,364,087.

FORM 10-Q

Energy Holdings International, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to ENERGY HOLDINGS INTERNATIONAL, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	June 30, 2014

ASSETS
Cash and equivalents	$2,548	$190,528
Prepaid expenses and advances to employees	24,704	31,963
Deferred financing costs	9,822	1,694
Total current assets	37,074	224,185

Property, plant and equipment, net	3,651	7,769
Deposits	8,181	8,181
Total non-current assets	11,832	15,950

TOTAL ASSETS	$48,906	$240,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$121,983	$96,430
Accounts payable - related party	1,573,759	1,468,793
Short-term notes payable	28,840	28,840
Notes payable (in default)	100,000	100,000
Convertible short-term notes payable, net of discounts of $118,854 and $40,336 as of December 31 and June 30, 2014, respectively	22,146	7,164
Derivative liability	158,187	26,541
Total current liabilities	2,004,915	1,727,768

TOTAL LIABILITIES	2,004,915	1,727,768

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at December 31 and June 30, 2014	—	—
Common stock, $0.001 par value; 100 million shares authorized, 45,364,087 and 39,756,006 shares issued and outstanding at December 31 and June 30, 2014, respectively	45,364	39,756
Additional paid in capital	5,642,231	5,438,700
Common stock committed	54,500	54,500
Accumulated deficit	(7,698,104)	(7,020,589)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,956,009)	(1,487,633)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,906	$240,135

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
REVENUES
Consulting revenues	$—	$—	$—	$—
TOTAL REVENUES	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	571,866	957,933	270,217	284,707
Depreciation	4,118	4,226	2,060	2,114
Total operating expenses	575,984	962,159	272,277	286,821

NET LOSS FROM OPERATIONS	(575,984)	(962,159)	(272,277)	(286,821)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(41,716)	—	(32,524)	—
Interest expense	(59,815)	(4,040)	(45,748)	(2,100)
Total other income/(expense)	(101,531)	(4,040)	(78,272)	(2,100)
Net loss	$(677,515)	$(966,199)	$(350,549)	$(288,921)

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	41,732,101	38,488,343	43,497,145	38,985,354

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2013	36,656,006	$36,656	$3,897,989	$412,811	$(5,536,705)	$(1,189,249)

Shares issued for:
Cash	1,100,000	1,100	808,900			810,000
Services	750,000	750	366,750			367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)		—
Imputed interest			8,000			8,000
Net loss					(1,483,884)	(1,483,884)
Balance at June 30, 2014	39,756,006	39,756	5,438,700	54,500	(7,020,589)	(1,487,633)

Shares issued for:
Services	281,644	282	20,903			21,185
Cash	200,000	200	99,800			100,000
Conversion of convertible note	5,126,437	5,126	44,274			49,400
Settlement of derivative liability upon conversion			35,554			35,554

Imputed interest			3,000			3,000
Net loss					(677,515)	(677,515)
Balance at December 31, 2014	45,364,087	$45,364	$5,642,231	$54,500	$(7,698,104)	$(1,956,009)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(677,515)	$(966,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,000	3,440
Depreciation expense	4,118	4,226
Amortization of deferred finance charges	2,872	—
Amortization discount on note payable	46,966	—
Change in fair value of derivative	41,716	—
Stock-based compensation	21,185	367,500

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	7,259	6,125
Accounts payable and accrued liabilities	27,614	(4,730)
Related party payables	104,805	193,252
Net cash used in operations	(417,980)	(396,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	—	1,136
Issuances of convertible promissory notes	141,000	—
Debt issuances costs	(11,000)	—
Sales of common stock	100,000	400,000

Net cash provided by financing activities	230,000	401,136

Net change in cash and equivalents	(187,980)	4,750
Cash and equivalents, beginning of period	190,528	1,590
Cash and equivalents, end of period	$2,548	$6,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reduction in stock payable due to share issuance	—	358,311
Exchange of trade payable for promissory note	—	40,000
Conversion of convertible note to common stock	49,400	—
Discount on convertible notes payable	125,484	—
Settlement of derivative liability	35,554	—

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at December 31 and June 30, 2014. We had cash balances at December 31 and June 30, 2014 of $2,548 and $190,528, respectively.

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

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1. Observable inputs such as quoted market prices in active markets.
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	Level 1		Level 2		Level 3
Description	12/31/14	06/30/14	12/31/14	06/30/14	12/31/14	06/30/14
Derivatives (recurring)	$—	$—	$—	$—	$158,187	$26,541

At June 30, 2014, the Company had derivative liabilities as a result of a convertible promissory issued on April 4, 2014 that includes embedded derivatives. During the quarter ended December 31, 2014, the April 1, 2014 convertible promissory note was fully converted into 5,126,437 shares of common stock. Also during the quarter ended December 31, 2014, we issued two additional convertible promissory notes, one on November 17, 2014 and another on December 15, 2014.

We valued these liabilities using level 3 valuation techniques.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $7,698,104 since inception and negative working capital of $1,967,841 and $1,503,583 at December 31 and June 30, 2014, respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2014, we accrued $263,944 and paid $186,992 in salaries to our Executive Officers, John Adair and Jalal Alghani. We also accrued $48,000 and paid $14,500 to other related parties during the same period.

Also during the six months ended December 31, 2014, our Executive Officers paid $58,334 of expenses on behalf of the company, made short-term loans of $356, and were reimbursed $64,117.

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

During the six months ended December 31, 2014:

•	We paid 45,000 shares for services to unrelated parties. We valued the shares at their grant date fair value and expensed $6,750 in compensation.

•	We granted our Chief Executive Officer 236,644 for services. We valued the shares at their grant date fair value and expensed $14,435 in executive compensation.

•	We issued 200,000 shares for $100,000 in cash.

•	We issued 5,126,437 in complete conversion of our April 1 promissory note (see Notes 5 and 6).

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

NOTE 5. NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest. The principal was scheduled to be repaid by July 1, 2014. However, as of this report, no payments have been made and we have classified this amount as being in default. For the three six ended December 31, 2014, we imputed $3,000 of interest to Additional Paid in Capital.

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 in exchange for cash. The note bears interest at 8% and matures December 1, 2014. Additional terms are described in Note 6 to the Financial Statements included in our 10-K as of June 30, 2014, filed October 14, 2014 and are herein incorporated by reference. For the six months ended December 31, 2014, we accrued $958 in interest, amortized $42,030 of discount and deferred finance charges to interest expense.

During the three months ended December 31, 2014, this note was converted in full into 5,126,437 shares of common stock, resulting in the removal of the $47,500 principal amount owed, $1,900 of accrued interest, $30,861 of recorded discounts and the derivative liability at the point of extinguishment in the amount of $35,554.

During the three months ended December 31, 2014 we issued two new convertible promissory notes with nominal amounts of $84,000 and 57,000.

The convertible note in the amount of $84,000 was issued on November 17, 2014 and matures on August 19, 2015, bears an interest rate to maturity of 8%, with interest accruing at 22% after maturity, if unpaid. This note can be paid before maturity in cash by multiplying outstanding interest and principal by a percentage according to the following table:

From	To	Percent
11/17/14	12/17/14	110%
12/18/14	01/16/15	115%
01/17/15	02/15/15	120%
02/16/15	03/17/15	125%
03/18/15	04/16/15	130%
04/17/15	05/16/15	135%

At maturity, any unpaid portion may be converted to common stock at the greater of (a) 58% of the average of the lowest three trading prices during the ten trading days before the conversion or (b) $0.00009 per share. The inclusion of the variable conversion price causes this instrument to contain an embedded derivative (see Note 6). During the six months ended December 31, 2014, we accrued $1,694 of interest on this note, amortized $640 of deferred finance charges and $2,245 of debt discounts to interest expense.

The convertible note in the amount of $57,000 was issued on December 17, 2014 and matures on June 17, 2015, bears an interest rate of 12%, both before and after maturity. This note can be paid before maturity in cash by multiplying outstanding interest and principal by 140% if within 90 days of issuance, a prepayment which does not require Holder approval; 150% from 91 days to 120 days, a prepayment which does not require Holder approval and 150% after 120 days, which requires Holder approval.

At any time before or after maturity, any unpaid portion may be converted to common stock at 50% of the lowest trading price during the twenty trading days before the conversion. The inclusion of the variable conversion price causes this instrument to contain an embedded derivative (see Note 6). During the six months ended December 31, 2014, we accrued $1,724 of interest on this note, amortized $538 of deferred finance charges and $4,385 of debt discounts to interest expense.

Also during the six months ended December 31, 2014, we accrued $2,596 in interest on a promissory note to a consultant which, at December 31, 2014, has principal and interest due of $28,840 and $2,769, respectively.

NOTE 6. DERIVATIVE LIABILITY

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 containing an embedded derivative.

We analyzed the derivative liability in accordance with EITF 07-05 and ASC 820. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years.

We valued the derivative at issuance (April 1, 2014), at the end of our fiscal year (June 30, 2014), and again at the end of the previous quarter (September 30, 2014). The assumptions used in the valuation at April 1, 2014 and at June 30, 2014 were disclosed in Note 8 to the Financial Statements contained in our report on Form 10-K as of June 30, 2014, filed October 14, 2014, and are herein incorporated by reference. The assumptions used in the valuation at September 30, 2014 were disclosed in Note 6 to the Financial Statements contained in our report on Form 10-Q as of September 30, 2014 (as amended), originally filed November 19, 2014, and are likewise herein incorporated by reference.

During the three months ended December 31, 2014, the Holder converted this note into 5,126,437 shares of common stock in five tranches from October 15, 2014 to November 10, 2014, resulting in the removal of the $47,500 principal amount owed, $1,899 of accrued interest, $30,864 of recorded discounts and the derivative liability at the point of extinguishment in the amount of $35,554.

On November 17, 2014 we issued a convertible promissory note with a nominal amount of $84,000 (see Note5). On December 17, 2014, we issued another convertible promissory note with a nominal amount of $57,000. We valued the derivatives embedded in these instrument at the time of their issuance and at the end of the current fiscal quarter (December 31, 2014). In valuing the instruments outstanding at December 31, 2014, we used the following assumptions:

•	The underlying stock price $0.10 was used as the fair value of the common stock;
•	The Notes face amounts are $0; $84,000; and $57,000 at the quarter’s end; and effectively convert at a discount of 43.68% and 60.29% at the quarter’s end.
•	Capital raising events are a factor for these Notes – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price. Full/Dilutive Reset events are projected quarterly resulting in exercise prices declining to $0.0098 at maturity.
•	The Holder would redeem based on availability of alternative financing, 0% of the time increasing 0% monthly to a maximum of 0% – 180 days past and note is no longer redeemable;

•	The Holder would convert the note at maturity if the company was not in default;
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5% – to–date the Notes are not in default nor converted by the holder.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company.

The following shows the changes in the level three derivative liability measured on a recurring basis from July 1, 2014 to December 31, 2014:

	From July 1, 2014 to December 31, 2014
	Beginning Balance	Issuance (Retirement)	Change in Fair Value	Ending Balance
April 1, 2014 $47,500 promissory note	$26,541	$(35,733)	$9,192	$—
November 17, 2014 $84,000 promissory note	—	68,484	3,540	72,024
December 17, 2014 $57,000 promissory note	—	84,812	1,351	86,163
Totals	$26,541	$117,563	$14,083	$158,187

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

Results of Operations

For the Six Months Ended December 31, 2014 and 2013

Net Loss. We had a net loss of $677,515 for the six months ended December 31, 2014, versus a loss of $966,199 for the same period in 2013. Changes in general and administrative expenses, depreciation, derivative fair values and interest expense are described below.

General and Administrative Expenses. General and administrative expenses are significantly lower for the six months ended December 31, 2014 versus the same period last year ($571,866 versus $957,933 for a reduction of $386,067). Included in last year’s number was a payment of 700,000 shares of common stock to a consultant which we valued at $343,000. During the current period, we had only $21,185 in non-cash compensation.

Depreciation Expense. Depreciation expense for the six months ended December 31, 2014 is $4,118 versus $4,226 for the same period in 2013. Some assets are becoming fully depreciated and are being eliminated from the asset cost base.

Change in Fair Value of Derivative Liability. We had a negative change in fair value of our derivative liability of $41,716 during the six months ended December 31, 2014. We had no such liability outstanding during the same period in 2013.

Interest Expense. We incurred $59,815 in interest expense for the six months ended December 31, 2014 versus $4,040 for the same period in 2013. The principal difference is the inclusion of items classified as interest expense resulting from our convertible promissory notes (see Note 5 to the Financial Statements) such as the amortization of the discount on the promissory notes and deferred finance charges.

For the Three Months Ended December 31, 2014 and 2013

Net Loss. We had a net loss of $350,549 for the three months ended December 31, 2014, versus a loss of $288,921 for the same period in 2013. Changes in general and administrative expenses, depreciation, derivative fair values and interest expense are described below.

General and Administrative Expenses. General and administrative expenses were about the same for the three months ended December 31, 2014 versus the same period last year ($270,217 versus $284,707 for a reduction of $14,490). The reduction is due to a net reduction in a myriad of different spending categories.

Depreciation Expense. Depreciation expense for the three months ended December 31, 2014 is $2,060 versus $2,114 for the same period in 2013. Some assets are becoming fully depreciated and are being eliminated from the asset cost base.

Change in Fair Value of Derivative Liability. We had a negative change in fair value of our derivative liability of $32,524 during the three months ended December 31, 2014. We had no such liability outstanding during the same period in 2013.

Interest Expense. We incurred $45,748 in interest expense for the three months ended December 31, 2014 versus $2,100 for the same period in 2013. The principal difference is the inclusion of items classified as interest expense resulting from our convertible promissory notes (see Note 5 to the Financial Statements) such as the amortization of the discount on the promissory notes and deferred finance charges.

Liquidity and Capital Resources

As of December 31 and June 30, 2014, we had $2,548 and $190,528, respectively, in cash.

For the six months ended December 31, 2014, we used $417,980 in operating activities, compared to a use of $396,386 for the same period in the previous year. The decrease in cash used ($21,594) is principally due changes in accounts payable and accrued liabilities, both related- and third-party, and stock-based compensation.

We had no cash flows from investing activities during either six-month period.

For the six months ended December 31, 2014, net cash provided by financing activities was $230,000 versus $401,136 for the same period in the previous year.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this filing and Note 1 to the financial statements filed on Form 10-K as of June 30, 2014, filed on October 14, 2013.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

As of December 31, 2014, we had cash of $2,548.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 45,364,087 shares were issued and outstanding as of December 31, 2014.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended December 31, 2014, we issued:

•	45,000 shares for services to unrelated parties.
•	our Chief Executive Officer 236,644 for services.
•	200,000 shares for $100,000 in cash.
•	5,126,437 in complete conversion of our April 1 promissory note (see Notes 5 and 6 to the financial statements).

We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 23, 2014.

ENERGY HOLDING INTERNATIONAL, INC.

February 23, 2014	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

February 23, 2014	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

