Form 10-Q
period 2015-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2015-05-20
CIK 1271046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

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

(713) 425-5364

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

ITEM 1.  FINANCIAL STATEMENTS

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	June 30, 2014

ASSETS
Cash and equivalents	$162	$190,528
Prepaid expenses and advances to employees	34,684	31,963
Deferred financing costs	6,391	1,694
Total current assets	41,237	224,185

Property, plant and equipment, net	2,647	7,769
Deposits	8,181	8,181
Total non-current assets	10,828	15,950
TOTAL ASSETS	$52,065	$240,135

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$146,103	$96,430
Accounts payable - related party	1,767,281	1,468,793
Short-term notes payable	28,840	28,840
Notes payable (in default)	100,000	100,000
Convertible short-term notes payable, net of discounts of $123,494 and $40,336 as of March 31, 2015 and June 30, 2014, respectively	44,006	7,164
Derivative liability	219,969	26,541
Total current liabilities	2,306,199	1,727,768
TOTAL LIABILITIES	2,306,199	1,727,768

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.10 par value: 25,000,000 shares authorized; none issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Common stock, $0.001 par value; 100 million shares authorized, 45,364,087 and 39,756,006 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	45,364	39,756
Additional paid in capital	5,643,731	5,438,700
Common stock committed	54,500	54,500
Accumulated deficit	(7,997,729)	(7,020,589)
TOTAL STOCKHOLDERS' DEFICIT	(2,254,134)	(1,487,633)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,065	$240,135

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
REVENUES
Consulting revenues	$—	$—	$—	$—
TOTAL REVENUES	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	804,618	1,199,505	232,752	241,572
Depreciation	5,122	6,338	1,004	2,112
Total operating expenses	809,740	1,205,843	233,756	243,684

NET LOSS FROM OPERATIONS	(809,740)	(1,205,843)	(233,756)	(243,684)

OTHER INCOME/(EXPENSE)
Change in fair value of derivative liability	(76,998)	—	(35,282)	—
Interest expense	(90,402)	(7,340)	(30,587)	(3,300)
Total other income/(expense)	(167,400)	(7,340)	(65,869)	(3,300)
Net loss	$(977,140)	$(1,213,183)	$(299,625)	$(246,984)

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	42,925,089	38,674,802	45,364,087	39,056,006

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Par Value
Balance at June 30, 2013	36,656,006	$36,656	$3,897,989	$412,811	$(5,536,705)	$(1,189,249)

Shares issued for:
Cash	1,100,000	1,100	808,900			810,000
Services	750,000	750	366,750			367,500
Extinguishment of stock payable	1,250,000	1,250	357,061	(358,311)		—
Imputed interest			8,000			8,000
Net loss					(1,483,884)	(1,483,884)
Balance at June 30, 2014	39,756,006	39,756	5,438,700	54,500	(7,020,589)	(1,487,633)

Shares issued for:
Services	281,644	282	20,903			21,185
Cash	200,000	200	99,800			100,000
Conversion of convertible note	5,126,437	5,126	44,274			49,400
Settlement of derivative liability upon conversion			35,554			35,554

Imputed interest			4,500			4,500
Net loss					(977,140)	(977,140)
Balance at March 31, 2015	45,364,087	$45,364	$5,643,731	$54,500	$(7,997,729)	$(2,254,134)

The accompanying notes are integral to these financial statements.

ENERGY HOLDINGS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(977,140)	$(1,213,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	4,500	4,940
Depreciation expense	5,122	6,338
Amortization of deferred finance charges	7,643	—
Amortization discount on note payable	76,998	—
Change in fair value of derivative	68,826	—
Stock-based compensation	21,185	367,500

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	(2,721)	12,701
Accounts payable and accrued liabilities	51,515	22,585
Related party payables	298,546	318,617
Net cash used in operations	(445,526)	(480,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party cash contributions	—	79,067
Issuances of convertible promissory notes	167,500	—
Debt issuances costs	(12,340)	—
Sales of common stock	100,000	400,000

Net cash provided by financing activities	255,160	479,067

Net change in cash and equivalents	(190,366)	(1,435)
Cash and equivalents, beginning of period	190,528	1,590
Cash and equivalents, end of period	$162	$155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reduction in stock payable due to share issuance	—	358,311
Exchange of trade payable for promissory note	—	40,000
Conversion of convertible note to common stock	49,400	—
Discount on convertible notes payable	151,984	—
Settlement of derivative liability	35,554	—

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

Fiscal Year

The Company’s fiscal year is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There are no cash equivalents at March 31, 2015 and June 30, 2014. We had cash balances at March 31, 2015 and June 30, 2014 of $162 and $190,528, respectively.

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

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table shows our financial instruments using the three-tier fair value hierarchy:

	Level 1		Level 2		Level 3
Description	03/31/15	06/30/14	03/31/15	06/30/14	03/31/15	06/30/14
Derivatives (recurring)	$—	$—	$—	$—	$219,969	$26,541

At June 30, 2014, the Company had derivative liabilities as a result of a convertible promissory issued on April 4, 2014 that includes embedded derivatives. During the quarter ended December 31, 2014, the April 1, 2014 convertible promissory note was fully converted into 5,126,437 shares of common stock. Also during the nine months ended March 31, 2015, we issued three additional convertible promissory notes, one on November 17, 2014, one on December 15, 2015 and another on February 20, 2015.

We valued these liabilities using level 3 valuation techniques.

ENERGY HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $7,997,729 since inception and negative working capital of $2,264,962 and $1,503,583 at March 31, 2015 and June 30, 2014, respectively.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2015, we accrued $395,916 and paid $195,142 in salaries to our Executive Officers, John Adair and Jalal Alghani. We also accrued $72,000 and paid $15,500 to other related parties during the same period.

ENERGY HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Also during the nine months ended March 31 2015, our Executive Officers paid $108,506 of expenses on behalf of the company, made short-term loans of $1,401, and were reimbursed $68,634.

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

During the nine months ended March 31, 2015:

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

NOTE 5. NOTES PAYABLE

On June 4, 2013, we entered into a promissory note with an investor in the Middle East to provide us $100,000 of working capital. As is required by Sharia law, the promissory note bears no interest. The principal was scheduled to be repaid by July 1, 2014. However, as of this report, no payments have been made and we have classified this amount as being in default. For the nine months ended March 31, 2015, we imputed $4,500 of interest to Additional Paid in Capital.

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 in exchange for cash. The note bears interest at 8% and matures December 1, 2014. Additional terms are described in Note 6 to the Financial Statements included in our 10-K as of June 30, 2014, filed October 14, 2014 and are herein incorporated by reference. For the nine months ended March 31, 2015, we accrued $958 in interest, amortized $42,030 of discount and deferred finance charges to interest expense.

During the three months ended December 31, 2014, this note was converted in full into 5,126,437 shares of common stock, resulting in the removal of the $47,500 principal amount owed, $1,900 of accrued interest, $30,861 of recorded discounts and the derivative liability at the point of extinguishment in the amount of $35,554.

ENERGY HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended March 31, 2015 we issued three new convertible promissory notes with nominal amounts of $84,000; $57,000 and $26,500.

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

At maturity, any unpaid portion may be converted to common stock at the greater of (a) 58% of the average of the lowest three trading prices during the ten trading days before the conversion or (b) $0.00009 per share. The inclusion of the variable conversion price causes this instrument to contain an embedded derivative (see Note 6). During the nine months ended March 31, 2015, we accrued $2,467 of interest on this note, amortized $1,949 of deferred finance charges and $15,370 of debt discounts to interest expense.

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

At any time before or after maturity, any unpaid portion may be converted to common stock at 50% of the lowest trading price during the twenty trading days before the conversion. The inclusion of the variable conversion price causes this instrument to contain an embedded derivative (see Note 6). During the nine months ended March 31, 2015, we accrued $1,724 of interest on this note, amortized $4,000 of deferred finance charges and $12,482 of debt discounts to interest expense.

The convertible note in the amount of $26,500 was issued on February 20, 2015 and matures on February 20, 2016, bears interest at 8% per annum (24% for matured, unpaid amounts with a 20% penalty for specific default provisions) and is convertible optionally by the holder at any time. The note is redeemable at 150% of the nominal amount within the initial 180 days. This convertible note is convertible at 50% of the low trading price for the last 20 trading days and contains full ratchet reset provisions. During the three months ended March 31, 2015, we accrued $227 of nominal interest, amortized $160 of deferred finance charges and $638 of debt discounts to interest expense.

Also during the nine months ended March 31, 2015, we accrued $3,893 in interest on a promissory note to a consultant which, at March 31, 2015, has principal and interest due of $28,840 and $4,066, respectively.

NOTE 6. DERIVATIVE LIABILITY

On April 1, 2014, we issued a convertible promissory note in the amount of $47,500 containing an embedded derivative.

We analyzed the derivative liability in accordance with EITF 07-05 and ASC 820. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years.

We valued the derivative at issuance (April 1, 2014), at the end of our fiscal year (June 30, 2014), and again at the end of each subsequent quarter until its retirement. The assumptions used in the valuation at April 1, 2014 and at June 30, 2014 were disclosed in Note 8 to the Financial Statements contained in our report on Form 10-K as of June 30, 2014, filed October 14, 2014, and are herein incorporated by reference. The assumptions used in the valuation at September 30, 2014 were disclosed in Note 6 to the Financial Statements contained in our report on Form 10-Q as of September 30, 2014 (as amended), originally filed November 19, 2014, and are likewise herein incorporated by reference.

During the three months ended December 31, 2014, the Holder converted this note into 5,126,437 shares of common stock in five tranches from October 15, 2014 to November 10, 2014, resulting in the removal of the $47,500 principal amount owed, $1,899 of accrued interest, $30,864 of recorded discounts and the derivative liability at the point of extinguishment in the amount of $35,554.

ENERGY HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended March 31, 2015, we issued three convertible promissory notes: one on November 17, 2014 with a nominal amount of $84,000, one on December 17, 2014 with a nominal amount of $57,000, and finally one on February 20, 2015 with a nominal amount of $26,500. The conversion provisions of these notes all contain conversion prices which are dependent on the current market value of our common stock and therefore contain embedded derivatives.

We valued the derivatives embedded in these instrument at the time of their issuance and at the end of the each fiscal quarter where there were unpaid principal and interest remaining (e.g., December 31, 2014 and March 31, 2015). In valuing the derivatives at December 31, 2014, we used the following assumptions:

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

In valuing the derivates at March 31, 2015, we used the following assumptions:

The underlying stock price $0.0295 was used as the fair value of the common stock;

The Notes face amounts are $84,000; $57,000; and $26,500 at the quarter’s end; and effectively convert at a discount of 50.2% and 63.29% at the quarter’s end.

Capital raising events are a factor for these Notes – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price. Full/Dilutive Reset events are projected quarterly resulting in exercise prices declining to $0.0178 at maturity.

The projected annual volatility for each valuation period was based on the historic volatility of the company. One-year volatilities as follows: December 31, 2014: 412%; February 20, 2015: 415% and March 31, 2015: 422%.

The following shows the changes in the level three derivative liability measured on a recurring basis from July 1, 2014 to March 31, 2015:

	From July 1, 2014 to March 31, 2015
	Beginning Balance	Issuance (Retirement)	Change in Fair Value	Ending Balance
April 1, 2014 $47,500 promissory note	$26,541	$(35,733)	$9,192	$—
November 17, 2014 $84,000 promissory note	—	68,484	21,126	89,610
December 17, 2014 $57,000 promissory note	—	84,812	(3,471)	81,341
February 20, 2015 $26,500 promissory note	—	46,191	2,827	49,018
Totals	$26,541	$163,754	$29,674	$219,969

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

Results of Operations

For the Nine Months Ended March 31, 2015 and 2014

Net Loss. We had a net loss of $977,140 for the nine months ended March 31, 2015, versus a loss of $1,213,843 for the same period in 2014. Changes in general and administrative expenses, depreciation, derivative fair values and interest expense are described below.

General and Administrative Expenses. General and administrative expenses are significantly lower for the nine months ended March 31, 2015 versus the same period last year ($804,618 versus $1,199,505 for a reduction of $394,887). Included in last year’s number was a payment of 700,000 shares of common stock to a consultant which we valued at $343,000. During the current period, we had only $21,185 in non-cash compensation.

Depreciation Expense. Depreciation expense for the nine months ended March 31, 2015 is $5,122 versus $6,338 for the same period in 2014. Some assets are becoming fully depreciated and are being eliminated from the asset cost base.

Change in Fair Value of Derivative Liability. We had a negative change in fair value of our derivative liability of $76,998 during the nine months ended March 31, 2015. We had no such liability outstanding during the same period in 2014.

Interest Expense. We incurred $90,402 in interest expense for the nine months ended March 31, 2015 versus $7,340 for the same period in 2014. The principal difference is the inclusion of items classified as interest expense resulting from our convertible promissory notes (see Note 5 to the Financial Statements) such as the amortization of the discount on the promissory notes and deferred finance charges.

For the Three months ended March 31, 2015 and 2014

Net Loss. We had a net loss of $299,625 for the three months ended March 31, 2015, versus a loss of $246,984 for the same period in 2014. Changes in general and administrative expenses, depreciation, derivative fair values and interest expense are described below.

General and Administrative Expenses. General and administrative expenses were about the same for the three months ended March 31, 2015 versus the same period last year ($232,752 versus $241,572 for a reduction of $8,820). The reduction is due to a net reduction in a myriad of different spending categories.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2015 is $1,004 versus $2,112 for the same period in 2014. Some assets are becoming fully depreciated and are being eliminated from the asset cost base.

Change in Fair Value of Derivative Liability. We had a negative change in fair value of our derivative liability of $35,282 during the three months ended March 31, 2015. We had no such liability outstanding during the same period in 2014.

Interest Expense. We incurred $30,587 in interest expense for the three months ended March 31, 2015 versus $3,300 for the same period in 2014. The principal difference is the inclusion of items classified as interest expense resulting from our convertible promissory notes (see Note 5 to the Financial Statements) such as the amortization of the discount on the promissory notes and deferred finance charges.

Liquidity and Capital Resources

As of March 31, 2015 and June 30, 2014, we had $162 and $190,528, respectively, in cash.

For the nine months ended March 31, 2015, we used $445,526 in operating activities, compared to a use of $480,502 for the same period in the previous year. The decrease in cash used ($34,976) is principally due changes in net loss, stock-based compensation, amortization of discounts on notes payable and changes in fair value of derivatives.

We had no cash flows from investing activities during either nine-month period.

For the nine months ended March 31, 2015, net cash provided by financing activities was $255,160 versus $479,067 for the same period in the previous year. For the nine months ended March 31, 2014, most of our funds were raised from sales of our common stock. During the current year however, much of our funds were raised through the issuance of convertible promissory notes as our sales of common stock dropped from $400,000 to $100,000.

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

As of March 31, 2015, we had cash of $162.  We will need significant capital expenditures and investments over the next twelve to eighteen months related to our growth program.  We are also currently evaluating potential joint venture partners.  We plan to raise additional capital to fund these site acquisitions or provide seed equity for the projects while we analyze financing options.

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

We are currently authorized to issue up to 100 million shares of common stock, of which 45,364,087 shares were issued and outstanding as of March 31, 2015.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

During the nine months ended March 31, 2015, we issued:

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2015.

ENERGY HOLDING INTERNATIONAL, INC.

May 20, 2015	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

May 20, 2015	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

