Form 10-Q/A
period 2015-03-31
ENERGY HOLDINGS INTERNATIONAL, INC.
filed 2015-05-26
CIK 1271046

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

EXPLANATORY NOTE

The sole purpose of this Amendment 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission on March 20, 2015, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and notes included in Part I, Item I of the Form 10-Q.

No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

2

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

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY HOLDING INTERNATIONAL, INC.

May 26, 2015	By:	/s/ John Adair
John Adair,
Chairman, Chief Executive Officer and President

May 26, 2015	By:	/s/ Jalal Al Ghani
Jalal Al Ghani,
Director and Chief Financial Officer

